Form 10-Q
period 2011-03-31
ETFS White Metals Basket Trust
filed 2011-05-13
CIK 1489024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to __________

Commission File Number: 001-34916

ETFS WHITE METALS BASKET TRUST
(Exact name of registrant as specified in its charter)

New York	27-2780294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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
Yes     ☒ No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☐
Non accelerated filer	☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐ No     ☒

950,000 Shares outstanding as of May 12, 2011

ETFS WHITE METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

ETFS WHITE METALS BASKET TRUST

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010

ASSETS
Investment in Bullion, at cost (1)
Silver	$32,468,073	$20,136,128
Platinum	18,924,808	11,802,916
Palladium	6,611,913	4,087,618

	58,004,794	36,026,662
Bullion receivable	3,080,451	—

Total assets	$61,085,245	$36,026,662

LIABILITIES
Fees payable to Sponsor	$34,189	$14,675

Total liabilities	$34,189	$14,675

REDEEMABLE SHARES:
Shares at redemption value to investors (2)	$70,848,056	$37,969,441

Shareholders’ deficit	(9,797,000)	(1,957,454)

Total liabilities, redeemable Shares & shareholders’ deficit	$61,085,245	$36,026,662

(1)	The market value of investment in Bullion at March 31, 2011 is $67,801,794 and at December 31, 2010 is $37,984,116. Refer to Note 2.1 for a breakdown of market value per metal.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at March 31, 2010 were 1,150,000 and at December 31, 2010 were 700,000.

See Notes to the Unaudited Condesed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Condensed Statement of Operations (Unaudited)
For the three months ended March 31, 2011

Three Months Ended March 31, 2011

REVENUES

Value of Bullion transferred to pay expenses	$61,749
Cost of Bullion transferred to pay expenses	(58,856)

Gain on Bullion transferred to pay expenses	$2,893

Gain on Bullion distributed for the redemption of Shares	$—

Total gain on Bullion	$2,893

EXPENSES

Sponsor’s Fee (Note 2.7)	$81,262

Total expenses	$81,262

Net loss from operations	(78,369)

Net loss per Share	$(0.08)

Weighted average number of Shares	966,111

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2011

Three Months Ended March 31, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—
Cash expenses paid	—

Increase in cash resulting from operations	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Bullion received for creation of Shares	$22,036,988

Value of Bullion distributed for redemption of Shares - at average cost	$—

Three Months Ended March 31, 2011

RECONCILIATION OF NET (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss from operations	$(78,369)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
(Increase) in Bullion assets	(21,978,132)
(Increase) in Bullion receivable	(3,080,451)
Increase in unrealized gain on Bullion receivable	85,534
Increase in accounts payable to Sponsor	19,514
Increase/(decrease) in redeemable shares:
Creations	25,031,904
Redemptions	—

Net cash provided by operating activities	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:
Value of Bullion transferred to pay expenses	$61,749

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2011

Three Months Ended March 31, 2011

Shareholders’ deficit - opening balance	$(1,957,454)
Net loss for the period	(78,369)
Adjustment of redeemable Shares to redemption value	(7,846,711)
Adjustment of Bullion receivable to market value	85,534

Shareholders’ deficit – closing balance	$(9,797,000)

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Notes to the Unaudited Condensed Financial Statements

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.1 Valuation of Bullion (Continued)

The table below summarizes the unrealized gains on the Trust’s Bullion holdings as of March 31, 2011 and for the period from November 29, 2010 (the “Date of Inception”) through December 31, 2010:

	March 31, 2011
	Silver	Platinum	Palladium	Total

Investment in Bullion-average cost	$32,468,073	$18,924,808	$6,611,913	$58,004,794
Unrealized gain on investment in Bullion	9,128,138	549,794	119,068	9,797,000

Investment in Bullion-market value	$41,596,211	$19,474,602	$6,730,981	$67,801,794

	December 31, 2010
	Silver	Platinum	Palladium	Total

Investment in Bullion-average cost	$20,136,128	$11,802,916	$4,087,618	$36,026,662
Unrealized gain on investment in Bullion	1,302,903	312,978	341,573	1,957,454

Investment in Bullion-market value	$21,439,031	$12,115,894	$4,429,191	$37,984,116

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

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three days of the trade date. As of March 31, 2011 there was $3,080,451 of Bullion receivable and $0 of Bullion payable and as of December 31, 2010 there was no Bullion receivable and no Bullion payable.

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is registered as a broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depositary Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.3 Creations and Redemptions of Shares (Continued)

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for March 31, 2011 and for the period from November 29, 2010 (the “Date of Inception”) through December 31, 2010 are as follows:

	Three Months Ended March 31, 2011	For the period November 29, 2010* through December 31, 2010

Number of Redeemable Shares:
Opening Balance	700,000	—
Creations	450,000	700,000
Redemptions	—	—

Closing Balance	1,150,000	700,000

	Three Months Ended March 31, 2011	For the period November 29, 2010* through December 31, 2010

Redeemable Shares:
Opening Balance	$37,969,441	$—
Creations	25,031,904	36,026,662
Redemptions	—	—
Adjustment to redemption value	7,846,711	1,942,779

Closing Balance	$70,848,056	$37,969,441

Redemption value per Share at period end	$61.61	$54.24

*Date of inception

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

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.4 Revenue Recognition Policy (Continued)

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the three months ended March 31, 2011 and for the period from November 29, 2010 (the “Date of Inception”) through December 31, 2010:

	Three Months Ended March 31, 2011
	Silver	Platinum	Palladium	Total

Ounces of Bullion:
Opening Balance	699,935.7	6,999.4	5,599.5	712,534.6

Creations (excluding Bullion receivables of 49,903.6, 499.0 and 399.2, respectively	399,601.2	3,996.0	3,196.8	406,794.0
Redemptions	—	—	—	—
Transfers of Bullion	(1,140.9)	(11.4)	(9.1)	(1,161.4)

Closing Balance	1,098,396.0	10,984.0	8,787.2	1,118,167.2

Investment in Bullion (lower of cost or market):
Opening Balance	$20,136,128	$11,802,916	$4,087,618	$36,026,662

Creations (excluding Bullion receivables of $1,889,851, $884,791, and $305,809, respectively)	12,364,656	7,141,291	2,531,041	22,036,988
Redemptions	—	—	—	—
Transfers of Bullion	(32,711)	(19,399)	(6,746)	(58,856)

Closing Balance	$32,468,073	$18,924,808	$6,611,913	$58,004,794

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6 Investment in Bullion (Continued)

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

* Date of inception

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

For the three months ended March 31, 2011, the Sponsor’s Fee was $81,262. At March 31, 2011, and at December 31, 2010, the fees payable to the Sponsor were $34,189 and $14,675 respectively.

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

ETFS WHITE METALS BASKET TRUST

5. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

ETFS WHITE METALS BASKET TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The ETFS White Metals Basket Trust (The “Trust”) is a common law trust, formed under the laws of the state of New York on the Date of Inception. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and ETF Securities USA LLC, the Sponsor of the Trust (the “Sponsor”). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

The Trust holds silver, platinum and palladium bullion (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of Bullion. Shares are issued in Baskets in exchange for deposits of Bullion, and to distribute Bullion in connection with redemptions of Baskets. A Basket consists of 50,000 Shares. The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 1.0 ounces of silver, it holds 0.01 ounces of platinum and 0.008 ounces of palladium. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “WITE.”

Valuation of Bullion and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee evaluates the Bullion held by the Trust and determines the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s Bullion on the basis of that day’s “London Fix” for such metal (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium (“LPPM”), as applicable), or if no London Fix is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Fix for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for Evaluation. In the event the Sponsor determines that the London Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s Bullion is not an appropriate basis for evaluation of the Trust’s Bullion, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s Bullion or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the net asset value (“NAV”) of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Quarter Ended March 31, 2011

The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV grew from $37,969,441 at December 31, 2010 to $70,848,056 at March 31, 2011, a 86.59% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, platinum and palladium (the “Proportionate Price”) which rose 13.75% and an increase in outstanding Shares, which rose from 700,000 Shares at December 31, 2010 to 1,150,000 Shares at March 31, 2011, a result of 450,000 Shares (9 Baskets) being created and 0 Shares (0 Baskets) being redeemed during the quarter.

NAV per Share increased 13.59% from $54.24 at December 31, 2010 to $61.61 at March 31, 2011. Sponsor’s Fees were $81,262 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per share of $61.61 at March 31, 2011 was the highest during the quarter, compared with a low of $50.81 at January 25, 2011.

ETFS WHITE METALS BASKET TRUST

Net loss from operations for the quarter ended March 31, 2011 was $78,369, resulting from a net gain of $2,893 on the transfer of Bullion to pay offset by Sponsor’s Fees of $81,262. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2011.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2011 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the financial statements for further discussion of accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The authorized officers of the Sponsor performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this Form 10-Q.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS WHITE METALS BASKET TRUST

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended March 31, 2011:

9 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share

January 2011	—	—	—
February 2011	—	—	—
March 2011	—	—	—

Total	—	—	—

Item 3. Defaults Upon Senior Securities

          None.

Item 4. (Removed and Reserved)

          None.

Item 5. Other Information

          None.

ETFS WHITE METALS BASKET TRUST

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: May 13, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.