Form 10-Q
period 2011-06-30
ETFS White Metals Basket Trust
filed 2011-08-10
CIK 1489024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________ to __________

Commission File Number: 001-34916

ETFS WHITE METALS BASKET TRUST
(Exact name of registrant as specified in its charter)

New York	27-2780294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                       Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                           Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                               Yes ☐  No ☒

As of August 4, 2011, ETFS White Metals Basket Trust has 1,100,000 ETFS Physical White Metals Basket Shares outstanding

ETFS WHITE METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

ETFS WHITE METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010

ASSETS

Investment in Bullion (1)
Silver	$30,777,966	$20,136,128
Platinum	17,168,953	11,802,916
Palladium	6,033,180	4,087,618

	$53,980,099	$36,026,662

Total assets	$53,980,099	$36,026,662

LIABILITIES

Fees payable to Sponsor	$28,472	$14,675

Total liabilities	$28,472	$14,675

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$58,126,471	$37,969,441
Shareholders’ deficit	(4,174,844)	(1,957,454)

Total liabilities, redeemable Shares & shareholders’ deficit	$53,980,099	$36,026,662

(1)	The market value of investment in Bullion at June 30, 2011 was $58,154,943 and at December 31, 2010 was $37,984,116. Refer to Note 2.1 for a breakdown of market value per metal.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at June 30, 2011 were 1,000,000 and at December 31, 2010 were 700,000.

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2011 and the six months ended June 30, 2011

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

REVENUES

Value of Bullion transferred to pay expenses	$105,656	$167,405
Cost of Bullion transferred to pay expenses	(89,636)	(148,492)

Gain on Bullion transferred to pay expenses	$16,020	$18,913

Gain on Bullion distributed for the redemption of Shares	2,646,895	2,646,895
Unrealized loss on Bullion	(109,613)	(109,613)

Total gain on Bullion	$2,553,302	$2,556,195

EXPENSES

Sponsor’s Fee (Note 2.7)	99,937	181,200

Total expenses	99,937	181,200

Net gain from operations	$2,453,365	$2,374,995

Net gain per Share	$2.29	$2.33

Weighted average number of Shares	1,071,429	1,019,061

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2011 and the six months ended June 30, 2011

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Bullion received for creation of Shares	$12,296,448	$34,333,436

Value of Bullion distributed for redemption of Shares - at average cost	$16,121,894	$16,121,894

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$2,453,365	$2,374,995
Adjustments to reconcile net gain to net cash provided by operating activities:
Decrease / (increase) in Bullion assets	4,024,695	(17,953,437)
Decrease in Bullion receivable	3,080,451	—
Increase / (decrease) in Bullion payable	—	—
(Decrease) / increase in amounts payable to Sponsor	(5,717)	13,797
Increase / (decrease) in redeemable Shares:
Creations	9,215,996	34,333,435
Redemptions	(18,768,790)	(18,768,790)

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Bullion transferred to pay expenses	$105,656	$167,405

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2011

6 Months Ended June 30, 2011

Shareholders’ deficit - opening balance	$(1,957,454)
Net gain for the period	2,374,995
Adjustment of redeemable Shares to redemption value	(4,592,385)

Shareholders’ deficit - closing balance	$(4,174,844)

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS White Metals Basket Trust (the “Trust”) is an investment trust formed on November 29, 2010, under New York law pursuant to a depository trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver, platinum and palladium in set ratios (together, “Bullion”) and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of Bullion and distributes Bullion in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, platinum and palladium, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver, platinum and palladium markets through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

2.1. Valuation of Bullion

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium is held by UBS AG (the “Zurich Sub-Custodian”) at its Zurich, Switzerland vaulting premises on a segregated basis. The Trust’s Bullion is valued, per individual metal type, for financial statement purposes, the lower of cost or market. The cost of Bullion is determined according to the average cost method and the market value is based on the London Fix for each metal held by the Trust used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.1 Valuation of Bullion (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$30,777,966	$17,278,566	$6,033,180	$54,089,712
Unrealized gain / (loss) on investment in Bullion	4,138,083	(109,613)	36,761	4,065,231

Investment in Bullion - market value	$34,916,049	$17,168,953	$6,069,941	$58,154,943

	December 31, 2010
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$20,136,128	$11,802,916	$4,087,618	$36,026,662
Unrealized gain on investment in Bullion	1,302,903	312,978	341,573	1,957,454

Investment in Bullion - market value	$21,439,031	$12,115,894	$4,429,191	$37,984,116

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

The per Share amount of Bullion exchanged for a purchase or redemption is calculated daily by the Trustee, using the London Fix for each metal held by the Trust to calculate the Bullion amount in respect of any liabilities for which covering Bullion sales have not yet been made, and represents the per Share amount of Bullion held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date. Bullion receivable or payable at June 30, 2011 and December 31, 2010 is set out below:

	June 30, 2011	December 31, 2010

Bullion receivable	$—	$—

Bullion payable	$—	$—

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When Bullion is exchanged in settlement of a redemption, it is considered a sale of Bullion for financial statement purposes.

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the six months ended June 30, 2011 and for the period from November 29, 2010 (the “Date of Inception”) through December 31, 2010 are set out below:

	Six Months Ended June 30, 2011	Period November 29, 2010* Through December 31, 2010

Number of redeemable Shares
Opening balance	700,000	—
Creations	600,000	700,000
Redemptions	(300,000)	—

Closing balance	1,000,000	700,000

Redeemable Shares
Opening balance	$37,969,441	$—
Creations	34,333,435	36,026,662
Redemptions	(18,768,790)	—
Adjustment to redemption value	4,592,385	1,942,779

Closing balance	$58,126,471	$37,969,441

Redemption value per Share at period end	$58.13	$54.24

*Date of inception

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

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

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the six months ended June 30, 2011 and for the period from November 29, 2010 (the “Date of Inception”) through December 31, 2010 are set out below:

	Six Months Ended June 30, 2011
	Silver	Platinum	Palladium	Total

Ounces of Bullion:
Opening balance	699,935.7	6,999.4	5,599.5	712,534.6
Creations	599,149.2	5,991.5	4,793.2	609,933.9
Redemptions	(299,240.9)	(2,992.4)	(2,393.9)	(304,627.2)
Transfers of Bullion	(2,812.4)	(28.1)	(22.5)	(2,863.0)

Closing balance	997,031.6	9,970.4	7,976.3	1,014,978.3

Investment in Bullion (lower of cost or market):
Opening balance	$20,136,128	$11,802,916	$4,087,618	$36,026,662
Creations	19,868,190	10,696,216	3,769,030	34,333,436
Redemptions	(9,142,951)	(5,172,301)	(1,806,642)	(16,121,894)
Transfers of Bullion	(83,401)	(48,265)	(16,826)	(148,492)
Unrealized loss on investment in Bullion	—	(109,613)	—	(109,613)

Closing balance	$30,777,966	$17,168,953	$6,033,180	$53,980,099

	For the period November 29, 2010* to December 31, 2010
	Silver	Platinum	Palladium	Total

Ounces of Bullion:
Opening balance	—	—	—	—
Creations	699,935.7	6,999.4	5,599.5	712,534.6
Redemptions	—	—	—	—
Transfers of Bullion	—	—	—	—

Closing balance	699,935.7	6,999.4	5,599.5	712,534.6

Investment in Bullion (lower of cost or market):
Opening balance	$—	$—	$—	$—
Creations	20,136,128	11,802,916	4,087,618	36,026,662
Redemptions	—	—	—	—
Transfers of Bullion	—	—	—	—

Closing balance	$20,136,128	$11,802,916	$4,087,618	$36,026,662

*Date of inception

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.7. Expenses

The Trust will transfer Bullion to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.60% of the adjusted net asset value (the “ANAV) of the Trust, paid monthly in arrears.

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

For the three months ended June 30, 2011, the Sponsor’s Fee was $99,937. For the six months ended June 30, 2011, the Sponsor’s Fee was $181,200. At June 30, 2011, and at December 31, 2010, the fees payable to the Sponsor were $28,472 and $14,675 respectively.

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell Bullion or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on the Date of Inception. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

The Trust holds Bullion (consisting of silver, platinum and palladium bullion in specified proportions) and is expected to issue Baskets in exchange for deposits of Bullion, and it distributes Bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 1.0 ounces of silver, it holds 0.01 ounces of platinum and 0.008 ounces of palladium. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “WITE.”

Valuation of Bullion and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee values the Bullion held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s Bullion on the basis of that day’s “London Fix” for such metal (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium (“LPPM”), as applicable), or if no London Fix is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Fix for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for Evaluation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

ETFS WHITE METALS BASKET TRUST

Silver held by the Trust will typically be valued on the basis of the price of an ounce of silver as set at approximately 12:00 noon London time and performed in London by three market making members of the LBMA. Platinum held by the Trust will typically be valued on the basis of the price of an ounce of platinum as set by the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the LPPM. Palladium held by the Trust will typically be valued on the basis of the price of an ounce of palladium as set by the afternoon session of the twice daily fix of the price of an ounce of palladium which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the LPPM.

Once the value of Bullion held by the Trust has been determined, the Trustee subtracts all estimated accrued but unpaid fees and other liabilities of the Trust from the total value of the Bullion and all other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV is used to compute the Sponsor’s Fee.

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the net asset value (“NAV”) of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The Quarter Ended June 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $70,848,056 at March 31, 2011 to $58,126,471 at June 30, 2011, a 17.96% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, platinum and palladium (the “Proportionate Price”) which fell 5.51% and a decrease in outstanding Shares, which fell from 1,150,000 Shares at March 31, 2011 to 1,000,000 Shares at June 30, 2011, a result of 150,000 Shares (3 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the quarter.

NAV per Share decreased 5.65% from $61.61 at March 31, 2011 to $58.13 at June 30, 2011. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $99,937 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $73.09 at April 28, 2011 was the highest during the quarter, compared with a low of $55.67 at May 12, 2011.

Net gain from operations for the quarter ended June 30, 2011 was $2,453,365, resulting from a net gain of $16,020 on the transfer of Bullion to pay expenses and a net gain of $2,646,895 on Bullion distributed for the redemption of Shares, offset by an unrealized loss of $109,613 on Bullion and Sponsor’s Fees of $99,937. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2011.

The Six Months Ended June 30, 2011

The Trust’s NAV increased from $37,969,441 at December 31, 2010 to $58,126,471 at June 30, 2011, a 53.09% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the Proportionate Price, which rose 7.48% and an increase in outstanding Shares, which rose from 700,000 Shares at December 31, 2010 to 1,000,000 Shares at June 30, 2011, a result of 600,000 Shares (12 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the period.

NAV per Share increased 7.17% from $54.24 at December 31, 2010 to $58.13 at June 30, 2011.

The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees were $181,200 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $73.09 at April 28, 2011 was the highest during the period, compared with a low of $50.81 at January 25, 2011.

Net gain from operations for the period ended June 30, 2011 was $2,374,995, resulting from a net gain of $18,913 on the transfer of Bullion to pay expenses and a net gain of $2,646,895 on Bullion distributed for the redemption of Shares, offset by an unrealized loss of $109,613 on Bullion and Sponsor’s Fees of $181,200. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2011.

ETFS WHITE METALS BASKET TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2011 the Trust did not have any cash balances.

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

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS WHITE METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended June 30, 2011:

3 Baskets were created.

6 Baskets were redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Silver	Platinum	Palladium

April 2011	—	—	—	—	—
May 2011	6	300,000	0.99747	0.00997	0.00798
June 2011	—	—	—	—	—

Total	6	300,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: August 10, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.