Form 10-Q
period 2011-09-30
ETFS White Metals Basket Trust
filed 2011-11-09
CIK 1489024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

As of November 7, 2011, ETFS White Metals Basket Trust has 950,000 ETFS Physical White Metals Basket Shares outstanding

ETFS WHITE METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

ETFS WHITE METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

Investment in Bullion (1)
Silver	$33,344,596	$20,136,128
Platinum	$16,546,425	$11,802,916
Palladium	$5,378,948	$4,087,618

	$55,269,969	$36,026,662

Total assets	$55,269,969	$36,026,662

LIABILITIES

Accounts payable to Sponsor	$26,462	$14,675
Bullion payable	7,533,198	—

Total liabilities	$7,559,660	$14,675

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$47,710,309	$37,969,441
Shareholders’ deficit	—	(1,957,454)

Total liabilities, redeemable Shares & shareholders’ deficit	$55,269,969	$36,026,662

(1)	The cost of Bullion at September 30, 2011 was $60,537,764 and the market value of Bullion at December 31, 2010 was $37,984,116. Refer to Note 2.1 for a breakdown of cost and market value per metal.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at September 30, 2011 were 950,000 and at December 31, 2010 were 700,000.

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2011 and the nine months ended September 30, 2011

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011

REVENUES

Value of Bullion transferred to pay expenses	$97,133	$264,538
Cost of Bullion transferred to pay expenses	(85,694)	(234,186)

Gain on Bullion transferred to pay expenses	$11,439	$30,352

Gain on Bullion distributed for the redemption of Shares	$403,147	$3,050,042
Unrealized loss on Bullion	(5,158,181)	(5,267,795)

Total loss on Bullion	$(4,743,595)	$(2,187,401)

EXPENSES

Sponsor’s Fee	$95,124	$276,324

Total expenses	$95,124	$276,324

Net loss from operations	$(4,838,719)	$(2,463,725)

Net loss per Share	$(4.56)	$(2.38)

Weighted average number of Shares	1,060,870	1,033,150

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2011 and the nine months ended September 30, 2011

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Bullion received for creation of Shares	$9,266,397	$43,599,833

Value of Bullion distributed for redemption of Shares - at average cost	$2,732,651	$18,854,545

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net loss from operations	$(4,838,719)	$(2,463,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in Bullion assets	(1,289,870)	(19,243,307)
Increase in Bullion payable	7,533,198	7,533,198
(Decrease) / increase in amounts payable to Sponsor	(2,010)	11,787
Increase / (decrease) in redeemable Shares:
Creations	9,266,397	43,599,833
Redemptions	(10,668,996)	(29,437,786)

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Bullion transferred to pay expenses	$97,133	$264,538

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2011

Nine months Ended September 30, 2011

Shareholders’ deficit - opening balance	$(1,957,454)
Net loss for the period	(2,463,725)
Adjustment of redeembable Shares to redemption value	4,421,179

Shareholders’ deficit - closing balance	$—

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.1 Valuation of Bullion (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$34,873,673	$19,027,845	$6,636,246	$60,537,764
Unrealized loss on investment in Bullion	(1,529,077)	(2,481,420)	(1,257,298)	(5,267,795)

Investment in Bullion - market value	$33,344,596	$16,546,425	$5,378,948	$55,269,969

	December 31, 2010
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$20,136,128	$11,802,916	$4,087,618	$36,026,662
Unrealized gain on investment in Bullion	1,302,903	312,978	341,573	1,957,454

Investment in Bullion - market value	$21,439,031	$12,115,894	$4,429,191	$37,984,116

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

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date. Bullion receivable or payable at September 30, 2011 and December 31, 2010 is set out below:

	September 30, 2011	December 31, 2010

Bullion receivable	$—	$—

Bullion payable	$7,533,198	$—

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2011 and for the period from November 29, 2010 (the “Date of Inception”) through December 31, 2010 are set out below:

	Nine months Ended September 30, 2011	Period November 29, 2010* Through December 31, 2010

Number of redeemable Shares
Opening balance	700,000	—
Creations	750,000	700,000
Redemptions	(500,000)	—

Closing balance	950,000	700,000

Redeemable Shares
Opening balance	$37,969,441	$—
Creations	43,599,833	36,026,662
Redemptions	(29,437,786)	—
Adjustments to redemption value	(4,421,179)	1,942,779

Closing balance	$47,710,309	$37,969,441

Redemption value per Share at period end	$50.22	$54.24

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

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the nine months ended September 30, 2011 and for the period from November 29, 2010 (the “Date of Inception”) through December 31, 2010 are set out below:

	Nine Months Ended September 30, 2011
	Silver	Platinum	Palladium	Total

Ounces of Bullion:
Opening balance	699,935.7	6,999.4	5,599.5	712,534.6
Creations	748,540.4	7,485.4	5,988.3	762,014.1
Redemptions (excluding bullion payable at September 30, 2011 - 149,255.0 oz, 1,492.6 oz and 1,194.0 oz, respectively)	(349,036.0)	(3,490.4)	(2,792.3)	(355,318.7)
Transfers of Bullion	(4,379.5)	(43.8)	(35.0)	(4,458.3)

Closing balance	1,095,060.6	10,950.6	8,760.5	1,114,771.7

Investment in Bullion (lower of cost or market):
Opening balance	$20,136,128	$11,802,916	$4,087,618	$36,026,662
Creations	25,578,768	13,336,944	4,684,121	43,599,833
Redemptions (exluding bullion payable at September 30, 2011 - $4,554,813, $2,255,245 and $733,140, respectively)	(10,708,825)	(6,036,562)	(2,109,158)	(18,854,545)
Transfers of Bullion	(132,398)	(75,453)	(26,335)	(234,186)
Unrealized loss on Bullion	(1,529,077)	(2,481,420)	(1,257,298)	(5,267,795)

Closing balance	$33,344,596	$16,546,425	$5,378,948	$55,269,969

	For the period November 29, 2010* to December 31, 2010
	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	—	—	—	—
Creations	699,935.7	6,999.4	5,599.5	712,534.6
Redemptions	—	—	—	—
Transfers of Bullion	—	—	—	—

Closing balance	699,935.7	6,999.4	5,599.5	712,534.6

Investment in Bullion (lower of cost or market):
Opening balance	—	—	—	—
Creations	$20,136,128	$11,802,916	$4,087,618	$36,026,662
Redemptions	—	—	—	—
Transfers of Bullion	—	—	—	—

Closing balance	$20,136,128	$11,802,916	$4,087,618	$36,026,662

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

For the three months ended September 30, 2011, the Sponsor’s Fee was $95,124. For the nine months ended September 30, 2011, the Sponsor’s Fee was $276,324. At September 30, 2011 and at December 31, 2010 the fees payable to the Sponsor were $26,462 and $14,675 respectively.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

The Quarter Ended September 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $58,126,471 at June 30, 2011 to $47,710,309 at September 30, 2011, a 17.92% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, platinum and palladium (the “Proportionate Price”) which fell 13.47% and a decrease in outstanding Shares, which fell from 1,000,000 Shares at June 30, 2011 to 950,000 Shares at September 30, 2011, a result of 150,000 Shares (3 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter.

NAV per Share decreased 13.61% from $58.13 at June 30, 2011 to $50.22 at September 30, 2011. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $95,124 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $68.11 at August 22, 2011 was the highest during the quarter, compared with a low of $48.73 at September 26, 2011.

Net loss from operations for the quarter ended September 30, 2011 was $4,838,719, resulting from a net gain of $11,439 on the transfer of Bullion to pay expenses and a net gain of $403,147 on Bullion distributed for the redemption of Shares, offset by an unrealized loss of $5,158,181 on Bullion and Sponsor’s Fees of $95,124. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2011.

The Nine Months Ended September 30, 2011

The Trust’s NAV increased from $37,969,441 at December 31, 2010 to $47,710,309 at September 30, 2011, a 25.65% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 700,000 Shares at December 31, 2010 to 950,000 Shares at September 30, 2011, a result of 750,000 Shares (15 Baskets) being created and 500,000 Shares (10 Baskets) being redeemed during the period.

NAV per Share decreased 7.41% from $54.24 at December 31, 2010 to $50.22 at September 30, 2011. The Trust’s NAV per Share fell slightly more than the Proportionate Price, which fell 6.99%, on a percentage basis due to Sponsor’s Fees, which were $276,324 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $73.09 at April 28, 2011 was the highest during the period, compared with a low of $48.73 at September 26, 2011.

Net loss from operations for the period ended September 30, 2011 was $2,463,725, resulting from a net gain of $30,352 on the transfer of Bullion to pay expenses and a net gain of $3,050,042 on Bullion distributed for the redemption of Shares, offset by an unrealized loss of $5,267,795 and Sponsor’s Fees of $276,324. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2011 the Trust did not have any cash balances.

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

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS WHITE METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended September 30, 2011:

3 Baskets were created.

4 Baskets were redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Silver	Platinum	Palladium

July 2011	—	—	—	—	—
August 2011	1	50,000	0.996	0.010	0.008
September 2011	3	150,000	0.995	0.010	0.008

Total	4	200,000

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

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: November 9, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.