Form 10-K
period 2011-12-31
ETFS White Metals Basket Trust
filed 2012-03-08
CIK 1489024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2011 as reported by the NYSE Arca, Inc. on that date: $57,810,000

As of March 2, 2012, ETFS White Metals Basket Trust has 800,000 ETFS Physical White Metal Basket Shares outstanding.

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

PART I

Item 1. Business

The purpose of the ETFS White Metals Basket Trust (the “Trust”) is to own, in an agreed proportion, silver, platinum and palladium (collectively, “Bullion”) transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of Bullion. The Trust was formed on November 29, 2010 when an initial deposit of Bullion was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JP Morgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $37,969,441 at December 31, 2010 to $39,757,253 at December 31, 2011, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 700,000 Shares at December 31, 2010 to 850,000 Shares at December 31, 2011.

The Trust is not managed like a corporation or an active investment vehicle. The Trust has no directors, officers or employees. It does not engage in any activities designed to obtain a profit from or to improve the losses caused by changes in the price of silver, platinum and palladium. The Bullion held by the Trust will only be delivered to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), distributed to Authorized Participants (defined below) in connection with the redemption of Baskets or sold (1) on an as-needed basis to pay Trust expenses not assumed by the Sponsor, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The Trust has no fixed termination date.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Valuation of Bullion and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee evaluates the Bullion held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee will value the Trust’s Bullion on the basis of that day’s “London Fix” for such metal (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable). If no London Fix is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Fix for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s Bullion is not an appropriate basis for evaluation of the Trust’s Bullion, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s Bullion or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

Once the value of Bullion has been determined, the Trustee will subtract all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), and other liabilities of the Trust from the total value of the Bullion and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

The Sponsor’s Fee for the year ended December 31, 2011 was $354,354 (period ended December 31, 2010: $14,675).

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s Bullion. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s custodian office is located at 125 London Wall, London, EC2Y 5AJ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, JPMorgan’s London custodian operations are subject to supervision by the Financial Services Authority, an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA and LPPM in the United Kingdom.

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also are treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of Bullion to the Trust in exchange for the underlying Bullion represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the Bullion held in the Trust are the same as its tax basis and holding period for the Bullion delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors as to the determination of the tax basis and holding period for the underlying Bullion related to such Shares.

When the Trust sells or transfers Bullion, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the Bullion that was sold or transferred, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any Bullion sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the Bullion held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of Bullion sold, and the denominator of which is the total amount of the Bullion held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the Bullion remaining in the Trust will be equal to its tax basis for its share of the total amount of the Bullion held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the Bullion that was sold.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Global platinum supply and demand is influenced by such factors as forward selling by platinum producers, purchases made by platinum producers to unwind platinum hedge positions, and production and cost levels in major platinum-producing countries, such as South Africa, which accounted for 75% of the world’s platinum supply in 2011. Global palladium supply and demand is influenced by such factors as forward selling by palladium producers, purchases made by palladium producers to unwind palladium hedge positions, and production and cost levels in major palladium-producing countries such as South Africa, the United States and Australia.

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major Bullion markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for platinum and palladium is reduced after the close of the major world markets for platinum and palladium including London, Zurich and the COMEX and liquidity in the market for silver will be reduced after the close of the major world silver markets, including London and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

A continued decline in the automobile industry may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares. Among them:

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 49% of the global demand in platinum and 80% of the global demand in palladium in 2011. The global automotive industry is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales may result in a decline in autocatalyst demand. A continued decline in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On December 3, 2010, the Trust’s Shares commenced trading on the NYSE Arca under the symbol WITE, and the Trust commenced operations, began accruing expenses and began the calculation of NAV. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the year ended December 31, 2011 and the fiscal period commencing November 29, 2010 and ending December 31, 2010:

Fiscal Year Ended December 31, 2011: Quarter Ended

	High	Low

March 31, 2011	$61.48	$50.91
June 30, 2011	$73.00	$55.97
September 30, 2011	$68.62	$49.50
December 31, 2011	$56.63	$45.65

Fiscal Year Ended December 31, 2010: Quarter Ended

	High	Low

December 31, 2010 (commencing November 29, 2010)	$54.99	$51.07

The number of Shares of the Trust as of March 2, 2012 was 800,000.

Monthly Share Price

The following table sets forth, for each if the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

September 2011	$68.07	$49.50
October 2011	$56.63	$48.86
November 2011	$56.61	$50.62
December 2011	$53.17	$45.65
January 2012	$55.30	$47.45
February 2012	$59.55	$54.67

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the year ended December 31, 2011 and the period ending December 31, 2010:

	Total number of Shares redeemed	Average Ounces of Bullion Per Share
Month		Silver	Platinum	Palladium
January 2011	—	—	—	—
February 2011	—	—	—	—
March 2011	—	—	—	—
April 2011	—	—	—	—
May 2011	300,000	0.997	0.010	0.008
June 2011	—	—	—	—
July 2011	—	—	—	—
August 2011	50,000	0.996	0.010	0.008
September 2011	150,000	0.995	0.010	0.008
October 2011	—	—	—	—
November 2011	100,000	0.994	0.010	0.008
December 2011	—	—	—	—

Total	600,000	0.996	0.010	0.008

	Total number of Shares redeemed	Average Ounces of Bullion Per Share
Month		Silver	Platinum	Palladium
November 2010 (commencing November 29, 2010)	—	—	—	—
December 2010	—	—	—	—

Total	—	—	—	—

Item 6. Selected Financial Data.

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2011	December 31, 2010*

Total assets	$39,777,579	$36,026,622
Total loss on Bullion	$(4,904,391)	$—
Net loss from operations	$(5,258,745)	$(14,675)
Weighted average number of Shares	1,003,425	527,273
Net loss per Share	$(5.24)	$(0.03)
Net cash provided by operating activities	$—	$—

* For the period from November 29, 2010 through December 31, 2010

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of the Bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of Bullion.

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

NAV per Share vs. Proportionate Price from Inception to December 31, 2011

The divergence of the NAV per Share from the Proportionate Price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

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

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010

Investment in Bullion - average cost	$46,709,783	$36,026,662
Realized loss on investment in Bullion	(6,932,204)	—

Investment in Bullion - lower of cost or market value	$39,777,579	$36,026,662

Unrealized gain on investment in Bullion	—	1,957,454

Investment in Bullion - market value	$39,777,579	$37,984,116

Inspection of Bullion

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian, in order to examine the Bullion and the records maintained by the Custodian. The inspection held as of December 31, 2011 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of Bullion held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2011 and 2010, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2011	December 31, 2010*

Total loss on Bullion	$(4,904,391)	$—
Net loss from operations	$(5,258,745)	$(14,675)
Net cash provided by operating activities	$—	$—

* Period from November 29, 2010

The year ended December 31, 2011

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $37,969,441 at December 31, 2010 to $39,757,253 at December 31, 2011, a 4.71% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 700,000 Shares at December 31, 2010 to 850,000 Shares at December 31, 2011, a result of 750,000 Shares (15 Baskets) being created and 600,000 Shares (12 Baskets) being redeemed during the year.

The prices per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) decreased 13.25% in the year.

NAV per Share decreased 13.77% from $54.24 at December 31, 2010 to $46.77 at December 31, 2011. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $354,354 for the year, or 0.60% of the Trust’s assets on an annualized basis.

Sponsor’s Fees increased 2,314.68% from $14,675 for the period ended December 31, 2010 to $354,354 for the year ended December 31, 2011. In addition to an increase in the average NAV for the year, the Sponsor’s Fee relates to a full year rather than one month.

The NAV per Share of $73.09 at April 28, 2011 was the highest during the year, compared with a low of $44.45 at December 29, 2011.

Net loss from operations for the year ended December 31, 2011 was $5,258,745, resulting from a net gain of $33,004 on the transfer of Bullion to pay expenses and a net gain of $1,994,809 on Bullion distributed for the redemption of Shares, offset by a realized loss on Bullion of $6,932,204 and Sponsor’s Fees of $354,354. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011.

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

NAV per Share increased 4.35% from $51.98 at December 3, 2010 to $54.24 at December 31, 2010. The Trust’s NAV per share rose slightly less than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $14,675 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $54.60 on December 30, 2010 was the highest during the period compared with a low of $51.28 on December 9, 2010.

Net loss for the period ended December 31, 2010 was $14,675, which comprises the Sponsor’s Fee. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data
Quarterly Income Statements
Year ended December 31, 2011

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31

Revenues
Value of Bullion transferred to pay expenses	$61,749	$105,656	$97,133	$84,166	$348,704
Cost of Bullion transferred to pay expenses	(58,856)	(89,636)	(85,694)	(81,514)	(315,700)

Gain on Bullion transferred to pay expenses	2,893	16,020	11,439	2,652	33,004

Gain / (loss) on Bullion distributed for the redemption of Shares	—	2,646,895	403,147	(1,055,233)	1,994,809
Unrealized (loss) / gain on investment in Bullion	—	(109,613)	(5,158,181)	5,267,794	—
Realized loss on Bullion	—	—	—	(6,932,204)	(6,932,204)

Total gain / (loss) on Bullion	2,893	2,553,302	(4,743,595)	(2,716,991)	(4,904,391)

Expenses
Sponsor’s fee	81,262	99,937	95,124	78,031	354,354

Total expenses	81,262	99,937	95,124	78,031	354,354

Net (loss) / gain from operations	$(78,369)	$2,453,365	$(4,838,719)	$(2,795,022)	$(5,258,745)

Net (loss) / gain per Share	$(0.08)	$2.29	$(4.56)	$(3.05)	$(5.24)

Weighted average number of Shares	966,111	1,071,429	1,060,870	915,217	1,003,425

Period ended December 31, 2010

Period from November 29, 2010* to December 31, 2010

Revenues
Value of Bullion transferred to pay expenses	$—
Cost of Bullion transferred to pay expenses	—

Gain / (loss) on Bullion transferred to pay expenses	—

Gain / (loss) on Bullion distributed for the redemption of Shares	—
Unrealized gain / (loss) on investment in Bullion	—

Total gain / (loss) on Bullion	—

Expenses
Sponsor’s fee	14,675

Total expenses	14,675

Net loss from operations	$(14,675)

Net loss per Share	$(0.03)

Weighted average number of Shares	527,273

* Date of Inception.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2011.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm as the Trust is neither an accelerated filer nor a large accelerated filer as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2011, information with respect to each person known to own beneficially more than 5% of the outstanding Shares of the Trust.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

JPMorgan Chase & Co.	100,000	11.76%
270 Park Avenue
New York, NY 10017

Janney Montgomery Scott LLC	68,019	8.00%
1801 Market Street
Philadelphia, PA 19103

Shares indicated as owned were reported on Schedule 13F returns filed by the Companies listed above. The Trust is unable to determine whether these Companies are the ultimate beneficial owners of such shares, and if they are not the ultimate beneficial owners, who such beneficial owners are.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the year ended December 31, 2011 and the period ended December 31, 2010 were as follows:

	December 31, 2011	December 31, 2010

Audit fees	$52,500	$37,500

	$52,500	$37,500

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-167166 on November 30, 2010

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-167166 on November 30, 2010

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-167166 on November 30, 2010

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-167166 on November 30, 2010

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-167166 on November 30, 2010

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-167166 on November 30, 2010

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

ETFS WHITE METALS BASKET TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS White Metals Basket Trust:

We have audited the accompanying statements of financial condition of ETFS White Metals Basket Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2011 and the period November 29, 2010 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS White Metals Basket Trust at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period November 29, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2012

ETFS WHITE METALS BASKET TRUST

Statements of Financial Condition
At December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS

Investment in Bullion (1)
Silver	$23,810,067	$20,136,128
Platinum	11,668,508	11,802,916
Palladium	4,299,004	4,087,618

	39,777,579	36,026,662

Total assets	$39,777,579	$36,026,662

LIABILITIES
Accounts payable to Sponsor	$20,326	$14,675

Total liabilities	20,326	14,675

Redeemable Shares:
Shares at redemption value to investors (2)	39,757,253	37,969,441
Shareholders’ deficit	—	(1,957,454)

Total liabilities, redeemable Shares & shareholders’ deficit	$39,777,579	$36,026,662

(1)	The cost of investment in Bullion at December 31, 2011 was $46,709,783 and at December 31, 2010 the market value was $37,984,116. Refer to note 2.1 for a breakdown by metal.

(2)	Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2011 were 850,000 and at December 31, 2010 were 700,000.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Operations
For the year ended December 31, 2011 and the period November 29, 2010* through December 31, 2010

	Year Ended December 31, 2011	Period November 29, 2010* through December 31, 2010
REVENUES

Value of Bullion transferred to pay expenses	$348,704	$—
Cost of Bullion transferred to pay expenses	(315,700)	—

Gain on Bullion transferred to pay expenses	33,004	—

Gain on Bullion distributed for the redemption of Shares	1,994,809	—
Realized loss on Bullion	(6,932,204)	—

Total loss on Bullion	(4,904,391)	—

EXPENSES

Sponsor’s Fee	354,354	14,675

Total expenses	354,354	14,675

Net loss from operations	$(5,258,745)	$(14,675)

Net loss per Share	$(5.24)	$(0.03)

Weighted average number of Shares	1,003,425	527,273

* Date of Inception.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Cash Flows
For the year ended December 31, 2011 and the period November 29, 2010* through December 31, 2010

	December 31, 2011	December 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Bullion received for creation of Shares	$43,599,832	$36,026,662
Value of Bullion distributed for redemption of Shares - at average cost	$32,601,011	$—

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net loss from operations	$(5,258,745)	$(14,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in Bullion assets	(3,750,917)	(36,026,662)
Increase in accounts payable to Sponsor	5,651	14,675
Increase / (decrease) in redeemable Shares:
Creations	43,599,832	36,026,662
Redemptions	(34,595,821)	—

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:

Value of Bullion transferred to pay expenses	$348,704	$—

* Date of Inception.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Changes in Shareholders’ Deficit
For the year ended December 31, 2011 and the period November 29, 2010* through December 31, 2010

	Year Ended December 31, 2011	Period November 29, 2010* through December 31, 2010

Shareholders’ deficit - opening balance	$(1,957,454)	$—
Net loss for the year	(5,258,745)	(14,675)
Adjustment of redeemable Shares to redemption value	7,216,199	(1,942,779)

Shareholders’ deficit - closing balance	$—	$(1,957,454)

* Date of Inception

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

The table below summarizes the unrealized gains on the Trust’s Bullion holdings as of December 31, 2011 and 2010:

	December 31, 2011
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$26,907,859	$14,681,523	$5,120,401	$46,709,783
Realized loss on investment in Bullion	(3,097,792)	(3,013,015)	(821,397)	(6,932,204)

Investment in Bullion - lower of cost or market	$23,810,067	$11,668,508	$4,299,004	$39,777,579

Unrealized gain on investment in Bullion	—	—	—	—

Investment in Bullion - market value	$23,810,067	$11,668,508	$4,299,004	$39,777,579

	December 31, 2010
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$20,136,128	$11,802,916	$4,087,618	36,026,662
Unrealized gain on investment in Bullion	1,302,903	312,978	341,573	1,957,454

Investment in Bullion - market value	$21,439,031	$12,115,894	$4,429,191	$37,984,116

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.1. Valuation of Bullion (continued)

The Trust recognizes the diminution in value of the investment in Bullion which arises from market declines on an interim basis. Increases in the value of the investment in Bullion through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. The market value of silver, platinum and palladium had fallen below the average cost at December 31, 2011, therefore a loss was realized on the investment in silver, platinum and palladium of $3,097,792, $3,013,015 and $821,397, respectively.

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

	December 31, 2011	December 31, 2010

Bullion receivable	$—	$—

Bullion payable	$—	$—

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

Changes in the Shares for the year ended December 31, 2011 and the period November 29, 2010* through December 31, 2010:

	Year Ended December 31, 2011	Period November 29, 2010* through December 31, 2010

Number of redeemable Shares:

Opening balance	700,000	—
Creations	750,000	700,000
Redemptions	(600,000)	—

Closing Balance	850,000	700,000

Redeemable Shares:

Opening balance	$37,969,441	$—
Creations	43,599,832	36,026,662
Redemptions	(34,595,821)	—
Adjustment to redemption value	(7,216,199)	1,942,779

Closing balance	$39,757,253	$37,969,441

Redemption value per Share at period end	$46.77	$54.24

* Date of Inception

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Sponsor has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the year ended December 31, 2011 and the period November 29, 2010* through December 31, 2010:

	Year Ended December 31, 2011
	Silver	Platinum	Palladium	Total
Ounces of Bullion
Opening balance	699,935.7	6,999.4	5,599.5	712,534.6
Creations	748,540.4	7,485.4	5,988.3	762,014.1
Redemptions	(597,694.2)	(5,976.9)	(4,781.6)	(608,452.7)
Transfers of Bullion	(5,854.0)	(58.6)	(46.8)	(5,959.4)

Closing balance	844,927.9	8,449.3	6,759.4	860,136.6

Investment in Bullion (lower of cost or market)
Opening balance	$20,136,128	$11,802,916	$4,087,618	$36,026,662
Creations	25,578,767	13,336,944	4,684,121	43,599,832
Redemptions	(18,627,679)	(10,357,265)	(3,616,067)	(32,601,011)
Transfers of Bullion	(179,357)	(101,072)	(35,271)	(315,700)
Realized loss on investment in Bullion	(3,097,792)	(3,013,015)	(821,397)	(6,932,204)

Closing balance	$23,810,067	$11,668,508	$4,299,004	$39,777,579

	Period November 29, 2010* through December 31, 2010
	Silver	Platinum	Palladium	Total
Ounces of Bullion
Opening balance	—	—	—	—
Creations	699,935.7	6,999.4	5,599.5	712,534.6
Redemptions	—	—	—	—
Transfers of Bullion	—	—	—	—

Closing balance	699,935.7	6,999.4	5,599.5	712,534.6

Investment in Bullion (lower of cost or market)
Opening balance	$—	$—	$—	$—
Creations	20,136,128	11,802,916	4,087,618	36,026,662
Redemptions	—	—	—	—
Transfers of Bullion	—	—	—	—
Unrealized gain / (loss) on investment in Bullion	—	—	—	—

Closing balance	$20,136,128	$11,802,916	$4,087,618	$36,026,662

* Date of Inception

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.7. Expenses

The Trust will transfer Bullion to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.60% of the adjusted daily net asset value of the Trust, paid monthly in arrears.

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

For the year ended December 31, 2011 the Sponsor’s Fee was $354,354 (Period November 29, 2010 to December 31, 2010: $14,675).

As at December 31, 2011 $20,326 was payable to the Sponsor (2010: $14,675).

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

Date: March 8, 2012

/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: March 8, 2012

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.