Form 10-Q
period 2012-06-30
ETFS White Metals Basket Trust
filed 2012-08-09
CIK 1489024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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
Yes ☒ No ☐

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

As of August 7, 2012, ETFS White Metals Basket Trust has 750,000 ETFS Physical WM Basket Shares outstanding.

ETFS WHITE METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

ETFS WHITE METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011 (3)
ASSETS

Investment in Bullion (1)
Silver	$20,128,120	$23,810,067
Platinum	10,264,747	11,668,508
Palladium	3,436,943	4,299,004

	33,829,810	39,777,579

Total assets	$33,829,810	$39,777,579

LIABILITIES

Fees payable to Sponsor	$16,856	$20,326

Total liabilities	$16,856	$20,326

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT

Shares at redemption value to investors (2)	34,162,297	39,757,253
Shareholders’ deficit	(349,343)	—

Total liabilities, redeemable Shares & shareholders’ deficit	$33,829,810	$39,777,579

(1)	Bullion is valued at the lower of cost or market value. Refer to Note 2.1 for a breakdown of cost and market value per metal.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at June 30, 2012 were 750,000 and at December 31, 2011 were 850,000.

(3)	Derived from audited statement of financial condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

REVENUES

Value of Bullion transferred to pay expenses	$62,078	$105,656	$126,654	$167,405
Cost of Bullion transferred to pay expenses	(56,186)	(89,636)	(115,486)	(148,492)

Gain on Bullion transferred to pay expenses	$5,892	$16,020	$11,168	$18,913

Gain on Bullion distributed for the redemption of Shares	38,657	2,646,895	561,284	2,646,895
Unrealized loss on Bullion	(1,162,496)	(109,613)	(1,162,496)	(109,613)

Total (loss) / gain on Bullion	$(1,117,947)	$2,553,302	$(590,044)	$2,556,195

EXPENSES

Sponsor’s Fee	57,068	99,937	123,185	181,200

Total expenses	57,068	99,937	123,185	181,200

Net (loss) / gain from operations	$(1,175,015)	$2,453,365	$(713,229)	$2,374,995

Net (loss) / gain per Share	$(1.51)	$2.29	$(0.89)	$2.33

Weighted average number of Shares	777,473	1,071,429	803,297	1,019,061

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of Bullion	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$—	$12,296,448	$—	$34,333,436
Value of Bullion distributed for redemption of Shares - at average cost	$2,333,204	$16,121,894	$4,669,787	$16,121,894

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) / gain from operations	$(1,175,015)	$2,453,365	$(713,229)	$2,374,995
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
Decrease / (increase) in Bullion assets	3,551,886	4,024,695	5,947,769	(17,953,437)
Decrease in Bullion receivable	—	3,080,451	—	—
(Decrease) / increase in amounts payable to Sponsor	(5,010)	(5,717)	(3,470)	13,797
Increase / (decrease) in redeemable Shares:
Creations	—	9,215,996	—	34,333,435
Redemptions	(2,371,861)	(18,768,790)	(5,231,070)	(18,768,790)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Bullion transferred to pay expenses	$62,078	$105,656	$126,654	$167,405

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2012

Six Months Ended June 30, 2012

Shareholders’ deficit - opening balance	$—
Net loss for the period	(713,229)
Adjustment of redeembable Shares to redemption value	363,886

Shareholders’ deficit - closing balance	$(349,343)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

2.1. Valuation of Bullion

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium is held by UBS AG (the “Zurich Sub-Custodian”) at its Zurich, Switzerland vaulting premises on a segregated basis. The Trust’s Bullion is valued, per individual metal type, for financial statement purposes, at the lower of cost or market. The cost of Bullion is determined according to the average cost method and the market value is based on the “London Fix” (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable) for each metal held by the Trust used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.1 Valuation of Bullion (Continued)

At December 31, 2011, the market value of silver, platinum and palladium was below average cost, therefore losses of $3,097,792, $3,013,015 and $821,397, respectively, were realized on the investment in Bullion. The average costs per ounce of silver, platinum and palladium were reduced to $28.18, $1,381.00 and $636.00 respectively. The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$20,945,732	$10,264,747	$3,781,827	$34,992,306
Unrealized (loss) / gain on investment in Bullion	(817,612)	349,343	(344,884)	(813,153)

Investment in Bullion - market value	$20,128,120	$10,614,090	$3,436,943	$34,179,153

	December 31, 2011
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$26,907,859	$14,681,523	$5,120,401	$46,709,783
Realized loss on investment in Bullion	(3,097,792)	(3,013,015)	(821,397)	(6,932,204)

Investment in Bullion - lower of cost or market	$23,810,067	$11,668,508	$4,299,004	$39,777,579

Unrealized gain on investment in Bullion	—	—	—	—

Investment in Bullion - market value	$23,810,067	$11,668,508	$4,299,004	$39,777,579

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

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date. There was no Bullion receivable or payable at June 30, 2012 and December 31, 2011.

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When Bullion is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Number of redeemable Shares
Opening balance	850,000	700,000
Creations	—	750,000
Redemptions	(100,000)	(600,000)

Closing balance	750,000	850,000

Redeemable Shares
Opening balance	$39,757,253	$37,969,441
Creations	—	43,599,832
Redemptions	(5,231,070)	(34,595,821)
Adjustments to redemption value	(363,886)	(7,216,199)

Closing balance	34,162,297	$39,757,253

Redemption value per Share at period end	$45.55	$46.77

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2012 and December 31, 2011.

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012
	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	844,927.900	8,449.300	6,759.400	860,136.6
Redemptions	(99,192.500)	(991.900)	(793.500)	(100,977.9)
Transfers of Bullion	(2,451.700)	(24.500)	(19.600)	(2,495.8)

Closing balance	743,283.7	7,432.9	5,946.3	756,662.9

Investment in Bullion (lower of cost or market):
Opening balance	$23,810,067	$11,668,508	$4,299,004	$39,777,579
Redemptions	(2,795,246)	(1,369,850)	(504,691)	(4,669,787)
Transfers of Bullion	(69,089)	(33,911)	(12,486)	(115,486)
Unrealized loss on bullion	(817,612)	—	(344,884)	(1,162,496)

Closing balance	$20,128,120	$10,264,747	$3,436,943	$33,829,810

	Year Ended December 31, 2011
	Silver	Platinum	Palladium	Total

Ounces of Bullion:
Opening balance	699,935.7	6,999.4	5,599.5	712,534.6
Creations	748,540.4	7,485.4	5,988.3	762,014.1
Redemptions	(597,694.2)	(5,976.9)	(4,781.6)	(608,452.7)
Transfers of Bullion	(5,854.0)	(58.6)	(46.8)	(5,959.4)

Closing balance	844,927.9	8,449.3	6,759.4	860,136.6

Investment in Bullion (lower of cost or market):
Opening balance	$20,136,128	$11,802,916	$4,087,618	$36,026,662
Creations	25,578,767	13,336,944	4,684,121	43,599,832
Redemptions	(18,627,679)	(10,357,265)	(3,616,067)	(32,601,011)
Transfers of Bullion	(179,357)	(101,072)	(35,271)	(315,700)
Realized loss on investment in Bullion	(3,097,792)	(3,013,015)	(821,397)	(6,932,204)

Closing balance	$23,810,067	$11,668,508	$4,299,004	$39,777,579

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

For the three months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee was $57,068 and $99,937, respectively. For the six months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee was $123,185 and $181,200, respectively. At June 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $16,856 and $20,326, respectively.

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

The Trust holds Bullion (consisting of silver, platinum and palladium bullion in specified proportions) and is expected to issue Baskets in exchange for deposits of Bullion, and to distribute Bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 1.0 ounces of silver, it holds 0.01 ounces of platinum and 0.008 ounces of palladium. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

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

At the Evaluation Time, the Trustee values the Trust’s Bullion on the basis of that day’s “London Fix” for such metal (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable), or if no London Fix is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Fix for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for Evaluation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

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

The Quarter Ended June 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $42,886,257 at March 31, 2012 to $34,162,297 at June 30, 2012, a 20.34% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) which fell 14.90% and a decrease in outstanding Shares, which fell from 800,000 Shares at March 31, 2012 to 750,000 Shares at June 30, 2012, a result of 0 Shares (0 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the quarter.

NAV per Share decreased 15.03% from $53.61 at March 31, 2012 to $45.55 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $57,068 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $54.40 at April 3, 2012 was the highest during the quarter, compared with a low of $45.01 at June 28, 2012.

Net loss from operations for the quarter ended June 30, 2012 was $1,175,015, resulting from a net gain of $5,892 on the transfer of Bullion to pay expenses and a net gain of $38,657 on Bullion distributed for the redemption of Shares, offset by an unrealized loss of $1,162,496 on Bullion and Sponsor’s Fees of $57,068. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2012.

The Six Months Ended June 30, 2012

The Trust’s NAV decreased from $39,757,253 at December 31, 2011 to $34,162,297 at June 30, 2012, a 14.07% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the Proportionate Price which fell 2.32%, and a decrease in outstanding Shares, which decreased from 850,000 Shares at December 31, 2011 to 750,000 Shares at June 30, 2012, a result of 0 Shares (0 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the period.

NAV per Share decreased 2.61% from $46.77 at December 31, 2011 to $45.55 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $123,185 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $59.82 at February 29, 2012 was the highest during the period, compared with a low of $45.01 at June 28, 2012.

Net loss from operations for the period ended June 30, 2012 was $713,229, resulting from a net gain of $11,168 on the transfer of Bullion to pay expenses and a net gain of $561,284 on Bullion distributed for the redemption of Shares, offset by an unrealized loss of $1,162,496 on Bullion and Sponsor’s Fees of $123,185. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS WHITE METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended June 30, 2012:

No Baskets were created.

1 Basket was redeemed.

	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
Period			Silver	Platinum	Palladium

April 2012	—	—	—	—	—
May 2012	1	50,000	0.991	0.010	0.008
June 2012	—	—	—	—	—

Total	1

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

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: August 9, 2012	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.