Form 10-Q
period 2012-09-30
ETFS White Metals Basket Trust
filed 2012-11-09
CIK 1489024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐ No ☒

As of November 7, 2012, ETFS White Metals Basket Trust has 750,000 ETFS Physical WM Basket Shares outstanding.

ETFS WHITE METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ETFS WHITE METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)

At September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011 (3)

ASSETS
Investment in Bullion (1)
Silver	$20,914,070	$23,810,067
Platinum	10,249,231	11,668,508
Palladium	3,776,111	4,299,004
	34,939,412	39,777,579
Total assets	$34,939,412	$39,777,579

LIABILITIES
Fees payable to Sponsor	$20,668	$20,326
Total liabilities	20,668	20,326

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	41,886,143	39,757,253
Shareholders' deficit	(6,967,399)	-
Total liabilities, redeemable Shares & shareholders' deficit	$34,939,412	$39,777,579

(1)  Investment in Bullion is valued at the lower of cost or market value. Refer to Note 2.1 for a breakdown of cost and market value per metal.

(2)  Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at September 30, 2012 were 750,000 and at December 31, 2011 were 850,000.

(3)  Derived from audited statement of financial condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES
Value of Bullion transferred to pay expenses	$52,991	$97,133	$179,645	$264,538
Cost of Bullion transferred to pay expenses	(52,894)	(85,694)	(168,380)	(234,186)
Gain on Bullion transferred to pay expenses	97	11,439	11,265	30,352

Gain on Bullion distributed for the redemption of Shares	-	403,147	561,284	3,050,042
Unrealized gain / (loss) on Bullion	1,162,496	(5,158,181)	-	(5,267,795)
Total gain / (loss) on Bullion	1,162,593	(4,743,595)	572,549	(2,187,401)

EXPENSES
Sponsor's Fee	56,803	95,124	179,988	276,324
Total expenses	56,803	95,124	179,988	276,324

Net gain / (loss) from operations	$1,105,790	$(4,838,719)	$392,561	$(2,463,725)

Net gain / (loss) per Share	$1.47	$(4.56)	$0.50	$(2.38)

Weighted average number of Shares	750,000	1,060,870	785,401	1,033,150

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares - net of Bullion receivable	$-	$9,266,397	$-	$43,599,833

Value of Bullion distributed for redemption of Shares - at average cost - net of Bullion payable	$-	$2,732,651	$4,669,787	$18,854,545

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$1,105,790	$(4,838,719)	$392,561	$(2,463,725)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in Bullion assets	(1,109,602)	(1,289,870)	4,838,167	(19,243,307)
Increase in Bullion payable	-	7,533,198	-	7,533,198
Increase / (decrease) in fees payable to Sponsor	3,812	(2,010)	342	11,787
Increase / (decrease) in redeemable Shares:
Creations	-	9,266,397	-	43,599,833
Redemptions	-	(10,668,996)	(5,231,070)	(29,437,786)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$52,991	$97,133	$179,645	$264,538

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)

For the nine months ended September 30, 2012

Nine Months
Ended
September 30, 2012

Shareholders' deficit - opening balance	$-
Net gain for the period	392,561
Adjustment of redeemable Shares to redemption value	(7,359,960)
Shareholders' deficit - closing balance	$(6,967,399)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$20,914,070	$10,249,231	$3,776,111	$34,939,412
Unrealized gain on investment in Bullion	4,801,776	2,129,999	35,623	6,967,398
Investment in Bullion - market value	$25,715,846	$12,379,230	$3,811,734	$41,906,810

	December 31, 2011
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$23,810,067	$11,668,508	$4,299,004	$39,777,579
Unrealized gain on investment in Bullion	-	-	-	-
Investment in Bullion - market value	$23,810,067	$11,668,508	$4,299,004	$39,777,579

The Trust recognizes the diminution in value of the investment in Bullion which arises from market declines on an interim basis. Increases in the value of the investment in Bullion through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. For the three months ended September 30, 2012 the Trust recognized $1,162,496 of unrealized gain, representing the recovery of lower of cost or market value losses recognized in the previous quarters of 2012.

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

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date.

There was no Bullion receivable or payable at September 30, 2012 or December 31, 2011.

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

The amount of Bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce per individual metal type. As a result, the value attributed to the creation or redemption of Shares may differ from the value of Bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce per individual metal type.

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

Changes in the Shares for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	850,000	700,000
Creations	-	750,000
Redemptions	(100,000)	(600,000)
Closing balance	750,000	850,000

Redeemable Shares
Opening balance	$39,757,253	$37,969,441
Creations	-	43,599,832
Redemptions	(5,231,070)	(34,595,821)
Adjustments to redemption value	7,359,960	(7,216,199)
Closing balance	$41,886,143	$39,757,253

Redemption value per Share at period end	$55.85	$46.77

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2012 and December 31, 2011.

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months Ended September 30, 2012
	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	844,927.9	8,449.3	6,759.4	860,136.6
Redemptions	(99,192.5)	(991.9)	(793.5)	(100,977.9)
Transfers of Bullion	(3,575.3)	(35.8)	(28.6)	(3,639.7)
Closing balance	742,160.1	7,421.6	5,937.3	755,519.0

Investment in Bullion (lower of cost or market):
Opening balance	$23,810,067	$11,668,508	$4,299,004	$39,777,579
Redemptions	(2,795,246)	(1,369,850)	(504,691)	(4,669,787)
Transfers of Bullion	(100,751)	(49,427)	(18,202)	(168,380)
Closing balance	$20,914,070	$10,249,231	$3,776,111	$34,939,412

	Year Ended December 31, 2011
	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	699,935.7	6,999.4	5,599.5	712,534.6
Creations	748,540.4	7,485.4	5,988.3	762,014.1
Redemptions	(597,694.2)	(5,976.9)	(4,781.6)	(608,452.7)
Transfers of Bullion	(5,854.0)	(58.6)	(46.8)	(5,959.4)
Closing balance	844,927.9	8,449.3	6,759.4	860,136.6

Investment in Bullion (lower of cost or market):
Opening balance	$20,136,128	$11,802,916	$4,087,618	$36,026,662
Creations	25,578,767	13,336,944	4,684,121	43,599,832
Redemptions	(18,627,679)	(10,357,265)	(3,616,067)	(32,601,011)
Transfers of Bullion	(179,357)	(101,072)	(35,271)	(315,700)
Realized loss on investment in Bullion	(3,097,792)	(3,013,015)	(821,397)	(6,932,204)
Closing balance	$23,810,067	$11,668,508	$4,299,004	$39,777,579

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

For the three months ended September 30, 2012 and 2011 the Sponsor’s Fee was $56,803 and $95,124, respectively. For the nine months ended September 30, 2012 and 2011 the Sponsor’s Fee was $179,988 and $276,324, respectively.  At September 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $20,668 and $20,326, respectively.

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

The Trust holds Bullion (consisting of silver, platinum and palladium in specified proportions) and is expected to issue Baskets in exchange for deposits of Bullion, and to distribute Bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, platinum and palladium in the proportions held by the Trust, less the Trust’s expenses. The Trust holds Bullion in a ratio such that for every 1.0 ounces of silver, it holds 0.01 ounces of platinum and 0.008 ounces of palladium. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in Bullion.

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “WITE”.

Valuation of Bullion and Computation of Net Asset Value

On each business day that the NYSE Arca is open for regular trading, as soon as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee values the Bullion held by the Trust and determines both the ANAV and the NAV of the Trust.

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

Silver held by the Trust will typically be valued on the basis of the price of an ounce of silver as set at approximately 12:00 noon London time and performed in London, England by the three market making members of the LBMA. Platinum held by the Trust will typically be valued on the basis of the price of an ounce of platinum as set by the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the LPPM. Palladium held by the Trust will typically be valued on the basis of the price of an ounce of palladium as set by the afternoon session of the twice daily fix of the price of an ounce of palladium which starts at 2:00 PM London, England time and is performed in London by the four fixing members of the LPPM.

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

The Quarter Ended September 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $34,162,297 at June 30, 2012 to $41,886,143 at September 30, 2012, a 22.61%  increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) which rose 22.79%. There were no creations or redemptions of Shares during the quarter, therefore, both at June 30, 2012 and September 30, 2012 there were 750,000 Shares outstanding.

NAV per Share increased 22.61% from $45.55 at June 30, 2012 to $55.85 at September 30, 2012. The Trust’s NAV per Share fell slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $56,803 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $56.68 at September 14, 2012 was the highest during the quarter, compared with a low of $44.92 at July 12, 2012.

Net gain from operations for the quarter ended September 30, 2012 was $1,105,790, resulting from a net gain of $97 on the transfer of Bullion to pay expenses and an unrealized gain of $1,162,496, offset by Sponsor’s Fees of $56,803. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2012.

The Nine Months Ended September 30, 2012

The Trust’s NAV increased from $39,757,253 at December 31, 2011 to $41,886,143 at September 30, 2012, a 5.35%  increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the Proportionate Price which rose 19.94%.

There was a decrease in outstanding Shares from 850,000 Shares at December 31, 2011 to 750,000 Shares at September 30, 2012, a result of 100,000 Shares (2 Baskets) being redeemed during the period. There were no creations during the period.

NAV per Share increased 19.41% from $46.77 at December 31, 2011 to $55.85 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $179,988 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $59.82 at February 29, 2012 was the highest during the period, compared with a low of $44.92 at July 12, 2012.

Net gain from operations for the period ended September 30, 2012 was $392,561, resulting from a net gain of $11,265 on the transfer of Bullion to pay expenses and a net gain of $561,284 on Bullion distributed for the redemption of Shares, offset by Sponsor’s Fees of $179,988. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).            None.

Item 2(b).            Not applicable.

Item 2(c).            For the three months ended September 30, 2012:

No Baskets were created.

No Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
			Silver	Platinum	Palladium
July 2012	-	-	-	-	-
August 2012	-	-	-	-	-
September 2012	-	-	-	-	-
Total	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: November 9, 2012	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.