Form 10-K
period 2012-12-31
ETFS White Metals Basket Trust
filed 2013-02-28
CIK 1489024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2012 as reported by the NYSE Arca, Inc. on that date: $34,635,000

As of February 26, 2013, ETFS White Metals Basket Trust has  850,000 ETFS Physical White Metal Basket Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $39,757,253 at December 31, 2011 to $37,605,438 at December 31, 2012, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 850,000 Shares at December 31, 2011 to 750,000 Shares at December 31, 2012.

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

•          Has Minimal Credit Risk. The Shares represent an interest in physical Bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or plate or ingot which is held temporarily to effect a creation or redemption of Shares). Physical Bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the Bullion temporarily being held in an unallocated Bullion account with the Custodian, the physical Bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account is not segregated from the Custodian’s assets” This contrast with most other financial products that gain exposure to Bullion through the use of derivatives that are subject to counterparty and credit risks.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors.”

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of prices of physical silver, platinum and palladium in the proportions held by the Trust, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”), and the London and Zurich Bullion markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global Bullion markets is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The Sponsor’s Fee for the year ended December 31, 2012 was $239,748  (December 31, 2011: $354,354; period ended December 31, 2010: $14,675).

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Zurich, with the required Bullion deposit amount in the specified proportion of silver, platinum and palladium by the third business day in London or Zurich following the purchase order date. Upon receipt of the Bullion deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the Bullion deposit amount from the Authorized Participant Unallocated Account to the unallocated Bullion account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the Bullion deposit amount from the Trust Unallocated Account to the allocated Bullion account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific Bullion bars and plates or ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

In addition, recent legislation effective after December 31, 2012, if applicable to a Shareholder, imposes a new 3.8% Medicare contribution tax on net investment income. Shareholders should consult their tax advisor regarding this tax.

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

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including Bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any Bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

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

•          Global or regional political, economic or financial events and situations; and

•          Global Bullion supply and demand.

Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Recycling, jewelry demand and investment demand are also important drivers of silver supply and demand. Global platinum supply is influenced by such factors as production and cost levels in major platinum-producing countries, such as South Africa, which accounted for 73% of the world’s platinum supply in 2012. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand.  Global palladium supply is influenced by such factors as production and cost levels in major palladium-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and are likely to be exhausted soon, placing a higher burden on new mine supply.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2003-2012, world platinum supply averaged 6.31 million ounces and world palladium supply averaged 7.57 million ounces. In 2012, supply measured 5.84 million ounces of platinum and 6.57 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

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

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of the underlying Bullionby allowing the market participants to profit from divergences,  may not exist and, as a result, the price of the Shares may fall.

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

A continued decline in the automobile industry may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares. Among them:

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 38% of the global demand in platinum and 67% of the global demand in palladium in 2012. The European automotive industry is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales may result in a decline in autocatalyst demand. A decline in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 3, 2010, the Trust’s Shares commenced trading on the NYSE Arca under the symbol WITE, and the Trust commenced operations, began accruing expenses and began the calculation of NAV. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2012 and 2011:

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$59.55	$47.45
June 30, 2012	$54.41	$44.32
September 30, 2012	$56.67	$44.89
December 31, 2012	$56.96	$50.15

Fiscal Year Ended December 31, 2011: Quarter Ended
	High	Low
March 31, 2011	$61.48	$50.91
June 30, 2011	$73.00	$55.97
September 30, 2011	$68.62	$49.50
December 31, 2011	$56.63	$45.65

The number of Shares of the Trust as of February 26, 2013 was 850,000.

Monthly Share Price

The following table sets forth, for each if the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2012	$51.02	$45.10
September 2012	$56.67	$52.52
October 2012	$56.96	$51.56
November 2012	$55.26	$50.66
December 2012	$54.93	$50.15
January 2013	$54.34	$50.46

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2012 and 2011:

Total number of
Month	Shares redeemed	Silver	Platinum	Palladium
January 2012	-	-	-	-
February 2012	50,000	0.993	0.010	0.008
March 2012	-	-	-	-
April 2012	-	-	-	-
May 2012	50,000	0.991	0.010	0.008
June 2012	-	-	-	-
July 2012	-	-	-	-
August 2012	-	-	-	-
September 2012	-	-	-	-
October 2012	-	-	-	-
November 2012	-	-	-	-
December 2012	-	-	-	-
Total	100,000

Month	Total number of
	Shares redeemed	Silver	Platinum	Palladium
January 2011	-	-	-	-
February 2011	-	-	-	-
March 2011	-	-	-	-
April 2011	-	-	-	-
May 2011	300,000	0.997	0.010	0.008
June 2011	-	-	-	-
July 2011	-	-	-	-
August 2011	50,000	0.996	0.010	0.008
September 2011	150,000	0.995	0.010	0.008
October 2011	-	-	-	-
November 2011	100,000	0.994	0.010	0.008
December 2011	-	-	-	-
Total	600,000

Item 6. Selected Financial Data

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$34,887	$39,777	$36,027
Total gain / (loss) on Bullion	$581	$(4,904)	$-
Net gain / (loss) from operations	$342	$(5,259)	$(15)
Weighted average number of Shares	776,503	1,003,425	527,273
Net gain / (loss) per Share	$0.44	$(5.24)	$(0.03)
Net cash provided by operating activities	$-	$-	$-

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

NAV per Share vs. Proportionate Price from Inception to December 31, 2012

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

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Investment in Bullion - average cost	$34,887	$46,709
Realized loss on investment in Bullion	-	(6,932)
Investment in Bullion - lower of cost or market value	34,887	39,777
Unrealized gain on investment in Bullion	2,737	-
Investment in Bullion - market value	$37,624	$39,777

Inspection of Bullion

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian, in order to examine the Bullion and the records maintained by the Custodian. The inspection held as of December 31, 2012 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of Bullion held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2012 and 2011, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$)
Total gain / (loss) on Bullion	$581	$(4,904)	$-
Net gain / (loss) from operations	$342	$(5,259)	$(15)
Net cash provided by operating activities	$-	$-	$-

* Period from November 29, 2010

The year ended December 31, 2012

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $39,757,253 at December 31, 2011 to $37,605,438 at December 31, 2012, a 5.41% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 850,000 Shares at December 31, 2011 to 750,000 Shares at December 31, 2012, a result of 0 Shares (0 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the year.

The prices per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), increased 7.85% in the year.

NAV per Share increased 7.21% from $46.77 at December 31, 2011 to $50.14 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which were $239,748 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $59.82 at February 29, 2012 was the highest during the year, compared with a low of $44.92 at July 12, 2012.

Net gain from operations for the year ended December 31, 2012 was $341,815, resulting from a net gain of $20,279 on the transfer of Bullion to pay expenses and a net gain of $561,284 on Bullion distributed for the redemption of Shares, offset by Sponsor’s Fee of $239,748. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

The year ended December 31, 2011

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

The Proportionate Price decreased 13.25% in the year.

NAV per Share decreased 13.77% from $54.24 at December 31, 2010 to $46.77 at December 31, 2011. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which were $354,354 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $73.09 at April 28, 2011 was the highest during the year, compared with a low of $44.45 at December 29, 2011.

Net loss from operations for the year ended December 31, 2011 was $5,258,745, resulting from a net gain of $33,004 on the transfer of Bullion to pay expenses and a net gain of $1,994,809 on Bullion distributed for the redemption of Shares, offset by a realized loss on Bullion of $6,932,204 and Sponsor’s Fee of $354,354. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011.

Period ended December 31, 2010

The Trust was formed as a legal entity on November 29, 2010 with an initial deposit of Bullion. NAV at November 29, 2010 was $4,854,000.

The Trust’s Shares commenced trading on the NYSE Arca under the symbol WITE on December 3, 2010. The Trust began accruing expenses and calculating NAV from this date.

The Trust’s NAV grew from $4,854,000 at November 29, 2010 to $37,969,441 at December 31, 2010, a 682.23% increase for the period. The increase in the Trust’s NAV relates to increases in the Proportionate Price, and an increase in outstanding Shares, which rose from 100,000 Shares at November 29, 2010 to 700,000 Shares at December 31, 2010, a consequence of 600,000 Shares (12 Baskets) being created and no Shares being redeemed during the period.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2012
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of Bullion transferred to pay expenses	$65	$62	$53	$61	$241
Cost of Bullion transferred to pay expenses	(59)	(56)	(53)	(53)	(221)
Gain on Bullion transferred to pay expenses	6	6	-	8	20

Gain on Bullion distributed for the redemption of Shares	523	38	-	-	561
Unrealized gain / (loss) on investment in Bullion	-	(1,162)	1,162	-	-
Total gain / (loss) on Bullion	529	(1,118)	1,162	8	581

Expenses
Sponsor's Fee	66	57	57	59	239
Total expenses	66	57	57	59	239
Net gain / (loss) from operations	$463	$(1,175)	$1,105	$(51)	$342

Net gain / (loss) per Share	$0.56	$(1.51)	$1.47	$(0.07)	$0.44

Weighted average number of Shares	829,121	777,473	750,000	750,000	776,503

Year ended December 31, 2011
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of Bullion transferred to pay expenses	$62	$106	$97	$84	$349
Cost of Bullion transferred to pay expenses	(59)	(90)	(87)	(82)	(318)
Gain on Bullion transferred to pay expenses	3	16	10	2	31

Gain / (loss) on Bullion distributed for the redemption of Shares	-	2,647	403	(1,055)	1,995
Unrealized gain / (loss) on investment in Bullion	-	(110)	(5,158)	5,268	-
Realzied loss on Bullion	-	-	-	(6,932)	(6,932)
Total gain / (loss) on Bullion	3	2,553	(4,745)	(2,717)	(4,906)

Expenses
Sponsor's Fee	82	100	95	78	355
Total expenses	82	100	95	78	355
Net (loss) / gain from operations	$(79)	$2,453	$(4,840)	$(2,795)	$(5,261)

Net (loss) / gain per Share	$(0.08)	$2.29	$(4.56)	$(3.05)	$(5.24)

Weighted average number of Shares	966,111	1,071,429	1,060,870	915,217	1,003,425

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2012.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm as the Trust is neither an accelerated filer nor a large accelerated filer as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2012, information with respect to each person known to own beneficially more than 5% of the outstanding Shares of the Trust.

	Amount and
	Nature
	of Beneficial	Percent of
Name and Address	Ownership	Class
JPMorgan Chase & Co....................................................................................................................................	100,000	13.33%
270 Park Avenue
New York, NY 10017

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011

Audit fees	$53,000	$52,500
Audit related fees	-	-
	$53,000	$52,500

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2012 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

101.CAL                XBRL Taxonomy Extension Calculation Document*

101.DEF                XBRL Taxonomy Extension Definitions Document*

101.LAB                XBRL Taxonomy Extension Labels Document*

101.PRE                XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

ETFS WHITE METALS BASKET TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at December 31, 2012 and 2011	F-3

Statements of Operations for the years ended December 31, 2012 and 2011, and the period November 29, 2010 through December 31, 2010	F-4

Statements of Cash Flows for the year ended December 31, 2012 and 2011, and the period November 29, 2010 through December 31, 2010	F-5

Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2012 and 2011, and the period November 29, 2010 through December 31, 2010	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS White Metals Basket Trust:

We have audited the accompanying statements of financial condition of ETFS White Metals Basket Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011 and the period November 29, 2010 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS White Metals Basket Trust at December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and 2011 and the period November 29, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2013

ETFS WHITE METALS BASKET TRUST

Statements of Financial Condition
At December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share data)
ASSETS
Investment in Bullion (1)
Silver	$20,883	$23,810
Platinum	10,234	11,668
Palladium	3,770	4,299
	34,887	39,777
Total assets	$34,887	$39,777

LIABILITIES
Fees payable to Sponsor	$19	$20
Total liabilities	19	20

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	37,605	39,757
Shareholders' deficit	(2,737)	-
Total liabilities, redeemable Shares & shareholders' deficit	$34,887	$39,777

(1)        The investment in Bullion is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in Bullion.

(2)        Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2012 were 750,000 and at December 31, 2011 were 850,000.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Operations
For the years ended December 31, 2012 and 2011 and the period November 29, 2010* through December 31, 2010

			Period
	Year	Year	November 29, 2010*
	Ended	Ended	Through
	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of Bullion transferred to pay expenses	$241	$349	$-
Cost of Bullion transferred to pay expenses	(221)	(316)	-
Gain on Bullion transferred to pay expenses	20	33	-

Gain on Bullion distributed for the redemption of Shares	561	1,995	-
Realized loss on Bullion	-	(6,932)	-
Total gain / (loss) on Bullion	581	(4,904)	-

EXPENSES
Sponsor's Fee	239	355	15
Total expenses	239	355	15

Net gain / (loss) from operations	$342	$(5,259)	$(15)

Net gain / (loss) per Share	$0.44	$(5.24)	$(0.03)

Weighted average number of Shares	776,503	1,003,425	527,273

* Date of Inception.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Cash Flows

For the years ended December 31, 2012 and 2011 and the period November 29, 2010* through December 31, 2010

			Period
	Year	Year	November 29, 2010*
	Ended	Ended	Through
	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-	$-
Cash expenses paid	-	-	-
Increase in cash resulting from operations	-	-	-

Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$-	$43,600	$36,027

Value of Bullion distributed for redemption of Shares - at average cost	$4,669	$32,601	$-

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$342	$(5,259)	$(15)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
Decrease / (increase) Bullion assets	4,890	(3,750)	(36,027)
(Decrease) / increase in amounts payable to Sponsor	(1)	5	15
Increase / (decrease) in redeemable Shares:
Creations	-	43,600	36,027
Redemptions	(5,231)	(34,596)	-
Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$241	$349	$-

* Date of Inception.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended December 31, 2012 and 2011 and the period November 29, 2010* through December 31, 2010

			Period
	Year	Year	November 29, 2010*
	Ended	Ended	Through
	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	-	(1,957)	$-
Net gain / (loss) from operations	342	(5,259)	(15)
Adjustment of redeemable Shares to redemption value	(3,079)	7,216	(1,942)
Shareholders' deficit - closing balance	$(2,737)	$-	$(1,957)

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

Notes to the Financial Statements

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

The table below summarizes the unrealized gains on the Trust’s Bullion holdings as of December 31, 2012 and 2011:

	December 31, 2012
	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$20,883	$10,234	$3,770	$34,887
Unrealized gain on investment in Bullion	1,311	1,052	374	2,737
Investment in Bullion - market value	$22,194	$11,286	$4,144	$37,624

	December 31, 2011
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$26,908	$14,681	$5,120	$46,709
Realized loss on investment in Bullion	(3,098)	(3,013)	(821)	(6,932)
Investment in Bullion - lower of cost or market	23,810	11,668	4,299	39,777
Unrealized gain on investment in Bullion	-	-	-	-
Investment in Bullion - market value	$23,810	$11,668	$4,299	$39,777

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

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three days of the trade date. There was no Bullion receivable or payable at December 31, 2012 and 2011

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2.3. Creations and Redemptions of Shares

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

Changes in the Shares for the years ended December 31, 2012 and 2011 is set out below:

			Period
	Year	Year	November 29, 2010*
	Ended	Ended	Through
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2012	December 31, 2011	December 31, 2010
Number of redeemable Shares
Opening balance	850,000	700,000	-
Creations	-	750,000	700,000
Redemptions	(100,000)	(600,000)	-
Closing balance	750,000	850,000	700,000

Redeemable Shares
Opening balance	$39,757	$37,969	$-
Creations	-	43,600	36,027
Redemptions	(5,231)	(34,596)	-
Adjustments to redemption value	3,079	(7,216)	1,942
Closing balance	$37,605	$39,757	$37,969

Redemption value per Share at period end	$50.14	$46.77	$54.24

* Date of Inception

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2.4. Revenue Recognition Policy

Revenues consist of realized gains / losses resulting from the transfer of Bullion for Share redemptions and / or to pay expenses.  Realized gains /losses are recognized on a trade date basis.

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

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2012 and 2011 is set out below:

	December 31, 2012
(Amounts in 000's of US$, except for ounces data)	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	844,927.9	8,449.3	6,759.4	860,136.6
Redemptions	(99,192.6)	(991.9)	(793.5)	(100,978.0)
Transfers of Bullion to pay expenses	(4,684.9)	(46.9)	(37.5)	(4,769.3)
Closing balance	741,050.4	7,410.5	5,928.4	754,389.3

Investment in Bullion (lower of cost or market):
Opening balance	$23,810	$11,668	$4,299	$39,777
Redemptions	(2,795)	(1,369)	(505)	(4,669)
Transfers of Bullion to pay expenses	(132)	(65)	(24)	(221)
Closing balance	$20,883	$10,234	$3,770	$34,887

	December 31, 2011
	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	699,935.7	6,999.4	5,599.5	712,534.6
Creations	748,540.4	7,485.4	5,988.3	762,014.1
Redemptions	(597,694.2)	(5,976.9)	(4,781.6)	(608,452.7)
Transfers of Bullion to pay expenses	(5,854.0)	(58.6)	(46.8)	(5,959.4)
Closing balance	844,927.9	8,449.3	6,759.4	860,136.6

Investment in Bullion (lower of cost or market):
Opening balance	$20,136	$11,803	$4,087	$36,026
Creations	25,579	13,337	4,684	43,600
Redemptions	(18,628)	(10,357)	(3,616)	(32,601)
Transfers of Bullion to pay expenses	(179)	(102)	(35)	(316)
Realized loss on investment in Bullion	(3,098)	(3,013)	(821)	(6,932)
Closing balance	$23,810	$11,668	$4,299	$39,777

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

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

For the year ended December 31, 2012 the Sponsor’s Fee was $239,748  (December 31, 2011: $354,354;  Period November 29, 2010 through December 31, 2010: $14,675).

As at December 31, 2012,  $19,173 was payable to the Sponsor (December 31, 2011: $20,326).

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

At December 31, 2012, the Custodian held 100,000 Shares, 13.33% of the outstanding Shares of the Trust. Shares indicated as owned were reported on Schedule 13F returns filed by the Custodian. The Trust is unable to determine whether they are the ultimate beneficial owners of such shares, and if they are not the ultimate beneficial owners, who such beneficial owners are.

4. Concentration of Risk

The Trust’s sole business activity is the investment in Bullion, and substantially all the Trust’s assets are holdings of Bullion which creates a concentration risk associated with fluctuations in the price of Bullion. Several factors could affect the price of Bullion, including: (i) global Bullion supply and demand, which is influenced by factors such as production and cost levels in major Bullion-producing countries.  Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers in Bullion supply and demand; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Bullion will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Bullion declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

Click here to enter text.

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

Date: February 28, 2013

/s/ Christopher Foulds
Christopher
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2013

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.