Form 10-Q
period 2013-09-30
ETFS White Metals Basket Trust
filed 2013-11-08
CIK 1489024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes ☐ No ☒

As of November 6, 2013, ETFS White Metals Basket Trust has 700,000 ETFS Physical WM Basket Shares outstanding.

ETFS WHITE METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ETFS WHITE METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)

At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$, except for Share data)
ASSETS
Investment in Bullion (1)
Silver	$14,927	$20,883
Platinum	9,646	10,234
Palladium	3,529	3,770
Total assets	$28,102	$34,887

LIABILITIES
Fees payable to Sponsor	$14	$19
Total liabilities	14	19

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	28,627	37,605
Shareholders' deficit	(539)	(2,737)
Total liabilities, redeemable Shares & shareholders' deficit	$28,102	$34,887

(1)Investment in Bullion is valued at the lower of cost or market value. Refer to Note 2.1 for a breakdown of cost and market value per metal.

(2)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2013 were 700,000 and at December 31, 2012 were 750,000.

(3)Derived from audited statement of financial condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)

For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of Bullion transferred to pay expenses	$43	$53	$161	$180
Cost of Bullion transferred to pay expenses	(50)	(53)	(163)	(168)
(Loss) / gain on Bullion transferred to pay expenses	(7)	-	(2)	12

(Loss) / gain on Bullion distributed for the redemption of Shares	-	-	(495)	561
Unrealized gain / (loss) on investment in Bullion	2,531	1,162	(4,634)	-
Total gain / (loss) on Bullion	2,524	1,162	(5,131)	573

EXPENSES
Sponsor's Fee	44	57	156	180
Total expenses	44	57	156	180

Net gain / (loss) from operations	$2,480	$1,105	$(5,287)	$393

Net gain / (loss) per Share	$3.54	$1.47	$(6.91)	$0.50

Weighted average number of Shares	700,000	750,000	764,835	785,401

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)

For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$-	$-	$5,041	$-

Value of Bullion distributed for redemption of Shares - at average cost	$-	$-	$7,029	$4,670

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$2,480	$1,105	$(5,287)	$393
Adjustments to reconcile net gain / (loss)
(Increase) / decrease in investment in Bullion	(2,481)	(1,109)	6,785	4,838
Increase / (decrease) in fees payable to Sponsor	1	4	(5)	-
Increase / (decrease) in redeemable Shares:
Creations	-	-	5,041	-
Redemptions	-	-	(6,534)	(5,231)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$43	$53	$161	$180

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)

For the nine months ended September 30, 2013

Nine Months
Ended
September 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(2,737)
Net loss for the period	(5,287)
Adjustment of redeemable Shares to redemption value	7,485
Shareholders' deficit - closing balance	$(539)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$19,561	$9,646	$3,529	$32,736
Unrealized (loss) / gain on investment in Bullion	(4,634)	69	470	(4,095)
Investment in Bullion - market value	$14,927	$9,715	$3,999	$28,641

	December 31, 2012
	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$20,883	$10,234	$3,770	$34,887
Unrealized gain on investment in Bullion	1,311	1,052	374	2,737
Investment in Bullion - market value	$22,194	$11,286	$4,144	$37,624

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

There was no Bullion receivable or payable at September 30, 2013 and December 31, 2012.

ETFS WHITE METALS BASKET TRUST

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

Changes in the Shares for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	September 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	750,000	850,000
Creations	100,000	-
Redemptions	(150,000)	(100,000)
Closing balance	700,000	750,000

Redeemable Shares
Opening balance	$37,605	$39,757
Creations	5,041	-
Redemptions	(6,534)	(5,231)
Adjustments to redemption value	(7,485)	3,079
Closing balance	$28,627	$37,605

Redemption value per Share at period end	$40.90	$50.14

ETFS WHITE METALS BASKET TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2013 and December 31, 2012.

ETFS WHITE METALS BASKET TRUST

2.6. Investment in Bullion

Changes in ounces of Bullion and the respective values for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine months ended September 30, 2013
(Amounts in 000's of US$, except for ounces data)	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	741,050.4	7,410.5	5,928.4	754,389.3
Creations	98,744.9	987.5	790.0	100,522.4
Redemptions	(147,834.4)	(1,478.3)	(1,182.7)	(150,495.4)
Transfers of Bullion	(3,430.5)	(34.3)	(27.4)	(3,492.2)
Closing balance	688,530.4	6,885.4	5,508.3	700,924.1

Investment in Bullion (lower of cost or market value):
Opening balance	$20,883	$10,234	$3,770	$34,887
Creations	2,976	1,531	534	5,041
Redemptions	(4,200)	(2,071)	(758)	(7,029)
Transfers of Bullion to pay expenses	(98)	(48)	(17)	(163)
Unrealized loss on Bullion	(4,634)	-	-	(4,634)
Closing balance	$14,927	$9,646	$3,529	$28,102

	Year ended December 31, 2012
	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	844,927.9	8,449.3	6,759.4	860,136.6
Redemptions	(99,192.6)	(991.9)	(793.5)	(100,978.0)
Transfers of Bullion	(4,684.9)	(46.9)	(37.5)	(4,769.3)
Closing balance	741,050.4	7,410.5	5,928.4	754,389.3

Investment in Bullion (lower of cost or market value):
Opening balance	$23,810	$11,668	$4,299	$39,777
Redemptions	(2,795)	(1,369)	(505)	(4,669)
Transfers of Bullion to pay expenses	(132)	(65)	(24)	(221)
Closing balance	$20,883	$10,234	$3,770	$34,887

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

For the three months ended September 30, 2013 and 2012 the Sponsor’s Fee was $44,418 and $56,803, respectively. For the nine months ended September 30, 2013 and 2012 the Sponsor’s Fee was $156,274 and $179,988. At September 30, 2013 and December 31, 2012, the fees payable to the Sponsor were $14,163 and $19,173, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

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

At September 30, 2013, the Custodian held  100,000 Shares, 14.29% of the outstanding Shares of the Trust. Shares indicated as owned were reported on Schedule 13F returns filed by the Custodian. The Trust is unable to determine whether the Custodian is the ultimate beneficial owner of such shares, and if the Custodian is not the ultimate beneficial owner, who such beneficial owners are.

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

The Quarter Ended September 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $25,621,608 at June 30, 2013 to $28,627,325 at September 30, 2013,  an 11.73% increase for the quarter. The increase in the Trust’s NAV resulted primarily from  an increase in the price per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 11.90% during the quarter.

There were no creations or redemptions of Shares during the quarter, therefore, both at June 30, 2013 and September 30, 2013 there were 700,000 Shares outstanding.

NAV per Share increased 11.75% from $36.60 at June 30, 2013 to $40.90 at September 30, 2013. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $44,418 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $45.22 at August 28, 2013 was the highest during the quarter, compared with a low of $37.36 at July 5, 2013.

Net gain from operations for the quarter ended September 30, 2013 was $2,479,686, resulting from an unrealized gain of $2,530,868 on investment in Bullion, offset by a net loss of $6,764 on the transfer of Bullion to pay expenses and Sponsor’s Fees of $44,418. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2013

The Trust’s NAV decreased  from $37,605,438 at December 31, 2012 to $28,627,325 at September 30, 2013, a 23.87% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the Proportionate Price which fell 18.07% and a decrease in outstanding Shares, which fell from 750,000 Shares at December 31, 2012 to 700,000 Shares at September 30, 2013, a result of 100,000 Shares (2 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the period.

NAV per Share decreased 18.43% from $50.14 at December 31, 2012 to $40.90 at September 30, 2013. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $156,274 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $54.51 at February 7, 2013 was the highest during the period, compared with a low of $36.37 at June 27, 2013.

Net loss from operations for the period ended September 30, 2013 was $5,287,026, resulting from a net loss of $1,646 on the transfer of Bullion to pay expenses, a loss of $494,907 on Bullion distributed for the redemption of Shares, an unrealized loss of $4,634,199 on investment in Bullion and Sponsor’s Fees of $156,274. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At September 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended September 30, 2013:

0 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Bullion Per Share
			Silver	Platinum	Palladium
July 2013	-	-	-	-	-
August 2013	-	-	-	-	-
September 2013	-	-	-	-	-
Total	-	-

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: November 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.