Form 10-K
period 2013-12-31
ETFS White Metals Basket Trust
filed 2014-02-28
CIK 1489024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months

Yes ☒ No 

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

Yes  No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2013 as reported by the NYSE Arca, Inc. on that date: $26,313,000

As of February 26,  2014, ETFS White Metals Basket Trust has 700,000 ETFS Physical White Metal Basket Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $37,605,438 at December 31, 2012 to $26,639,308 at December 31, 2013, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 750,000 Shares at December 31, 2012 to 700,000 Shares at December 31, 2013.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding physical Bullion. The Shares offer an investment that:

•Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the Bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling Bullion and storing and insuring Bullion in a traditional allocated Bullion account.

•Has Minimal Credit Risk. The Shares represent an interest in physical Bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or plate or ingot which is held temporarily to effect a creation or redemption of Shares). Physical Bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the Bullion temporarily being held in an unallocated Bullion account with the Custodian, the physical Bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account is not segregated from the Custodian’s assets” This contrast with most other financial products that gain exposure to Bullion through the use of derivatives that are subject to counterparty and credit risks.

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

Overview of the Bullion Industry

Silver Supply and Demand

World Silver Supply and Demand 2003-2012 (million ounces)

The following table sets forth a summary of the world silver supply and demand for the period from 2003 to 2012 and is based on information reported in the World Silver Survey 2013, the Silver Institute and GFMS Limited.

Silver Supply and Demand

(millions of ounces)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Supply
Mine Production	597.2	613.6	637.2	641.3	666.1	683.0	713.6	752.7	757.0	787.0
Net Government Sales	88.7	61.9	65.9	78.5	42.5	30.5	15.6	44.2	12.0	7.4
Old Silver Scrap	196.0	198.7	202.7	206.2	203.0	200.8	199.8	228.8	258.1	253.9
Producer Hedging	-	-	45.9	-	-	-	-	50.4	12.2	-
Implied Net Disinvestment	7.8	-	-	-	1.4	-	-	-	-	-
Total Supply	889.8	874.1	951.7	926.0	913.0	914.3	929.1	1,076.2	1,039.4	1,048.3

Demand
Fabrication
Industrial Applications	368.4	389.7	430.3	453.0	486.2	490.9	403.6	500.7	487.8	465.9
Photography	192.9	178.8	160.3	142.2	117.6	101.3	79.3	72.1	66.1	57.8
Jewelry	186.8	187.6	188.4	176.5	183.8	179.1	178.7	192.8	186.5	185.6
Silverware	85.1	68.3	69.6	63.4	61.5	59.8	55.0	52.8	48.3	44.9
Coins & Medals	35.7	42.4	40.0	39.8	39.7	65.3	78.8	99.4	118.3	92.7
Total Fabrication	868.8	866.7	888.6	874.9	888.9	896.4	795.4	917.9	907.1	846.8
Producer De-Hedging	21.0	2.0	-	11.6	24.1	8.7	17.4	-	-	41.5
Implied Net Investment	-	5.4	63.1	39.5	-	9.3	116.3	158.3	132.3	160.0
Total Demand	889.8	874.1	951.7	926.0	913.0	914.3	929.1	1,076.2	1,039.4	1,048.3

The following are some of the main characteristics of the silver market illustrated by the table:

Silver supply over the period shown, including mine production, net government sales, old silver scrap, producer hedging and implied net disinvestment averaged 956 million ounces (Moz) per year. Mine production averages 72 percent of total silver supply between 2003-2012.

During the period shown, old silver scrap was the second largest contributor to supply, averaging approximately 215 Moz per year, which averages 22 percent over the 10 year period 2003-2012.

The biggest source of demand for silver is in industrial applications. Industrial applications increased to 466 Moz in 2013 from 368 Moz in 2003. Silver is among the best electrical and thermal conductor of all metals and is therefore used in many electrical applications, particularly in conductors, switches, contacts, and fuses. Silver is also used in the manufacture of batteries, featuring silver alloys as the cathode. Silver, a well-known bactericide, is used in a number of applications, including water purification systems, air-handling systems, and in a wide-range of textile and plastic consumer products. Silver is also used to join metals through brazing and soldering. In the period from 2003 to 2012, industrial applications consumed an average of 448 Moz per year.

Silver is also used in the manufacturing of jewelry and silverware. These applications for silver consumed an average of 246 Moz per year over the period shown.

Silver’s role in photography has been a regular component of silver demand, although photographic use has decreased each year since 2003. Silver use in photography averaged 117 Moz per year over the period shown, but only 58 Moz in 2012. Silver is also used in the fabrication of coins and medals. Silver was once widely used in coinage, and many nations were on a silver standard until the 19th century. Today silver is in limited use for circulating coinage, and is used in bullion coins issued by national governments typically for use by investors wishing to own physical silver in small quantities and in commemorative coins. Silver’s use in coinage has averaged over 65 Moz per year from 2003-2012.

Historical Chart of the Price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including the level of silver stockpiles, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from 2004 to January 2014 and is based on information provided by Bloomberg:

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the US dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44/oz, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the US dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011.

Platinum Group Metals Supply and Demand

Platinum Supply and Demand

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.  PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 86% of total platinum supply in 2012.

The following table displays the breakdown of supply and demand for the platinum market:

Platinum Supply and Demand

'000 oz	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Supply
South Africa	4,630	5,010	5,115	5,295	5,070	4,515	4,635	4,635	4,860	4,090
Russia	1,050	845	890	920	915	805	785	825	835	800
North America	295	385	365	345	325	325	260	200	350	310
Zimbabwe	-	-	155	165	170	180	230	280	340	340
Others	225	250	115	105	120	115	115	110	100	110
Total Supply	6,200	6,490	6,640	6,830	6,600	5,940	6,025	6,050	6,485	5,650

Demand
Autocatalyst	3,270	3,490	3,795	3,905	4,145	3,655	2,185	3,075	3,185	3,190
Chemical	320	325	325	395	420	400	290	440	470	450
Electrical	260	300	360	360	255	230	190	230	230	165
Glass	210	290	360	405	470	315	10	385	515	160
Investment	15	45	15	(40)	170	555	660	655	460	455
Jewelry	2,510	2,160	2,465	2,195	2,110	2,060	2,810	2,420	2,475	2,780
Medical & Biomedical	-	-	250	250	230	245	250	230	230	235
Petroleum	120	150	170	180	205	240	210	170	210	205
Other	470	470	225	240	265	290	190	300	320	390
Total Gross Demand (LHS)	7,175	7,230	7,965	7,890	8,270	7,990	6,795	7,905	8,095	8,030
Total Supply with Recycling (LHS)	6,845	7,180	7,910	8,245	8,190	7,770	7,430	7,880	8,545	7,690
Balance (RHS)	(330)	(50)	(55)	355	(80)	(220)	635	(25)	450	(340)

Recycling
Autocatalyst	(645)	(690)	(770)	(860)	(935)	(1,130)	(830)	(1,085)	(1,240)	(1,130)
Electrical	-	-	-	-	-	(5)	(10)	(10)	(10)	(20)
Jewelry	-	-	(500)	(555)	(655)	(695)	(565)	(735)	(810)	(890)
Total Recycling	(645)	(690)	(1,270)	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,040)
Total Net Demand	6,530	6,540	6,695	6,475	6,680	6,160	5,390	6,075	6,035	5,990
Movements in Stocks	(330)	(50)	(55)	355	(80)	(220)	635	(25)	450	(340)

Suppliers of Platinum

Platinum supply from 2003 to 2012 has averaged 6.2 million ounces. There is a 7% decrease in platinum supply when comparing the average five-year periods ended 2007 and 2012, at 6.6 million ounces and 6.0 million ounces, respectively.

The main supplier of platinum is South Africa, providing approximately 75% of total supply over the past five years. Russia is the second largest supplier of platinum; however, its share of world production has hovered at around 15% of total supply over the past ten years. Recovery of platinum from autocatalysts is the other main source of supply and provided around 18% of total supply in 2012.

Demand for Platinum

The biggest source of demand for platinum output over the period shown has come from the autocatalyst sector which has accounted for an approximate average of 43% of total gross demand. Autocatalyst demand for platinum has remained fairly stable over the past five years and accounted for 37% of total gross demand in 2012. Global vehicle sales grew by 5% in 2012, driven by a rebound in the two biggest auto markets, China and the US. While the automotive sector in China and the US is showing signs of recovery, the European market remains lackluster. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand and may in turn impact the price of platinum and affect the price of the Shares. After a continuous decline in demand from 2003 to 2007, jewelry sector demand stabilized and has since become an increasingly important component of demand, accounting for 33% of worldwide demand in 2012.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in US dollars from 2004 to January 2014.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $898 per ounce at the end of December) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing lead indicators started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum and palladium continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 in June to a low of $1,369 in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recouping from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 70% of world’s supply of platinum. Given the geographical concentration of platinum supply, issues such as government intervention, geopolitical instability, unreliable infrastructure and social tensions in South Africa have the potential to substantially disrupt production for prolonged amounts of time, in turn significantly impacting prices. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close 4 mine shafts and it is looking to sell another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. Since then platinum prices have moved lower, returning to levels seen at the end of 2011, belying the increasingly tight underlying market

Palladium Supply and Demand

Platinum and palladium are the two best known metals of the six platinum group metals (PGMs). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.  PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs.

World Palladium Supply and Demand 2003-2012

The following table sets forth a summary of the world palladium supply and demand for the period from 2003 to 2012 and is based on information reported in the Johnson Matthey, Platinum 2013.

Palladium Supply and Demand

'000 oz	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Supply
South Africa	2,320	2,480	2,605	2,775	2,765	2,430	2,370	2,640	2,560	2,320
Russia
Primary	2,950	4,800	3,135	3,220	3,050	2,700	2,675	2,720	2,705	2,630
Stock Sales	-	-	1,485	700	1,490	960	960	1,000	775	260
North America	935	1,035	910	985	990	910	755	590	900	895
Zimbabwe	-	-	125	135	135	140	180	220	265	265
Others	245	265	145	135	150	170	160	185	155	160
Total Supply	6,450	8,580	8,405	7,950	8,580	7,310	7,100	7,355	7,360	6,530

Demand by Application
Autocatalyst	3,450	3,790	3,865	4,015	4,545	4,465	4,050	5,580	6,155	6,705
Chemical	265	310	415	440	375	350	325	370	440	530
Dental	825	850	815	620	630	625	635	595	540	530
Electrical	900	920	1,275	1,495	1,550	1,370	1,370	1,410	1,375	1,190
Investment	30	200	220	50	260	420	625	1,095	(565)	470
Jewelry	260	930	1,490	1,140	950	985	775	595	505	445
Other	110	90	265	85	85	75	70	90	110	100
Total Gross Demand (LHS)	5,840	7,090	8,345	7,845	8,395	8,290	7,850	9,735	8,560	9,970
Total Supply with Recycling (LHS)	6,860	9,110	9,395	9,180	10,145	8,925	8,530	9,205	9,745	8,820
Balance (RHS)	1,020	2,020	1,050	1,335	1,750	635	680	(530)	1,185	(1,150)

Recycling
Autocatalyst	(410)	(530)	(625)	(805)	(1,015)	(1,140)	(965)	(1,310)	(1,695)	(1,670)
Electrical	-	-	(305)	(290)	(315)	(345)	(395)	(440)	(480)	(430)
Jewelry	-	-	(60)	(135)	(235)	(130)	(70)	(100)	(210)	(190)
Total Recycling	(410)	(530)	(990)	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,290)
Total Net Demand	5,430	6,560	7,355	6,615	6,830	6,675	6,420	7,885	6,175	7,680
Movements in stocks	1,020	2,020	1,050	1,335	1,750	635	680	(530)	1,185	(1,150)

Suppliers of Palladium

Palladium supply from 2003 to 2012 has averaged 7.6 million ounces with the majority of production from Russia. There was an 11% decrease in palladium supply when comparing the average five-year periods ended 2007 and 2012, at 8.0 million ounces and 7.1 million ounces, respectively. Supply from Russia, on average, accounted for approximately 50% of total supply over that period.

As the main global supplier of palladium, Russia provided 44% of total supply in 2012. 40% of Russia’s total was supplied through newly mined palladium. At least since 2005 (when Johnson Matthey started to estimate this particular source of demand), the Russian government has been selling its stockpiled palladium. At its peak, the sales of Russian stocks contributed to 17% of total supply in 2007. Such sales have dwindled down to 4% of total supply, indicating a reduction in remaining stocks left to sell. South Africa is the second largest source of supply, accounting for 36% of total supply in 2013. North America contributes approximately 14% to supply while the recovery of palladium from autocatalysts has increased more than four-fold over the past ten years to account for 19% of supply in 2012.

Demand for Palladium

The biggest source of demand for palladium output over the period shown has come from the automotive industry which has accounted for an approximate average of 57% of all demand from 2003 to 2012. However, in contribution terms (not absolute terms) autocatalyst demand has decreased from a 2011 peak of 72% to 67% by 2012.

Autocatalysts are the largest component of palladium demand, comprising 67% of total demand as at the end of 2012. Industrial demand (electronics, dentistry, and chemical) had fallen to a low of 23% of total demand in 2012 from 34% in 2003. Jewelry demand for palladium, which accounted for 5% of demand in 2012 fell from a peak of 18% of demand in 2005.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in US dollars from 2004 to January 2014 and is based on information provided by Bloomberg:

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579/oz in February 2008 to $173/oz in October 2008. Price then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of European countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. Demand for palladium which is used in diesel autocatalysts saw a lift from the temporary rise in European car sales. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012.

Operation of the Bullion Markets

The global trade in Bullion consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global Bullion trading.  Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction.

For silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the LBMA are: Barclays Bank plc, Credit Suisse, Deutsche Bank AG, HSBC Bank USA, N.A. (through its London branch), Goldman Sachs International, JPMorgan Chase Bank, The Bank of Nova Scotia - ScotiaMocatta, Société Générale, Merrill Lynch International Bank Limited, Mitsui & Co. Precious Metals Inc, and UBS AG.

For platinum and palladium, market makers include the market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. The four market-making members of the LPPM are: BASF Metals Limited, Goldman Sachs International, HSBC Bank USA NA London Branch and Standard Bank PLC.

The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London and New York for silver and London, New York, Hong Kong and Zurich for platinum and palladium. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and bars of silver and small plates or ingots of platinum or palladium (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA and/or the LPPM.

Of the eleven market-making members of the LBMA, six offer clearing services for silver. Platinum and palladium are cleared loco Zurich by UBS AG and Credit Suisse AG. As of the date of this annual report, the six LBMA members offer loco London clearing services for platinum and palladium as well. In addition to the eleven market making members there are a further 60 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are provided as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out.

In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces.

In the OTC market for platinum and palladium, the standard size of trades between market makers is 1,000 ounces.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the Bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

The Silver Bullion Market

The London Silver Bullion Market

Although the market for physical silver is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of silver. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this annual report from time to time as “Good Delivery bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A Good Delivery bar is acceptable for delivery in settlement of a transaction on the OTC market. A Good Delivery bar must contain between 750 ounces and 1,100 ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A Good Delivery bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a Good Delivery bar. Business is generally conducted over the phone and through electronic dealing systems.

Once daily during London trading hours there is a fix which provides reference silver prices for that day’s trading often referred to as the “London Fix” for Silver. Many long-term contracts will be priced on the basis of the London Fix, and market participants will usually refer to this price when looking for a basis for valuations. The London Fix is the most widely used benchmark for daily silver prices and is quoted by various financial information sources.

Three market making members of the LBMA conduct the silver fixing meeting under the chairmanship of The Bank of Nova Scotia–ScotiaMocatta by telephone at 12:00 noon London time each working day. The other two members of the silver fixing are Deutsche Bank AG and HSBC Bank USA, National Association.

Orders are placed either with one of the three fixing members or with another bullion dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The silver price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London Fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

Futures Exchanges

The most significant silver futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). Future exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Future contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

An exchange does not buy or sell those contracts, but seeks to offer a transparent forum where members, on their own behalf or on the behalf of customers, can trade the contracts in a safe, efficient and orderly manner. During regular trading hours at the COMEX, the commodity contracts are traded through open outcry; a verbal auction in which all bids, offers and trades must be publicly announced to all members. Electronic trading is offered by the exchange after regular market hours. Except for brief breaks to switch between open outcry and electronic trading in the evening and the morning, silver futures trade almost 24 hours a day, five business days a week.

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels: internal and external governmental supervision. The internal supervision is performed through self-regulation and consists of regular monitoring of the following: the open-outcry process to ensure that it is conducted in conformance with all exchange rules; the financial condition of all exchange member firms to ensure that they continuously meet financial commitments; and the positions of commercial and non-commercial customers to ensure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and monitors their enforcement.

The Platinum Market

Although the market for physical platinum is distributed globally, most platinum is stored and most OTC market trades are cleared through Zurich. As of September 1, 2009, London also serves as a center for the clearing of OTC trades in platinum. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited melters and assayers of platinum. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

Platinum is traded generally on a “loco Zurich” basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, platinum began trading on a “loco London” basis as well, meaning the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in US dollars) two business days after the trade date against delivery. Delivery of the platinum can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery Platinum plate or ingot on the LPPM approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”).  A Good Delivery Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Plate or Ingot is calculated by multiplying the gross weight (expressed in units of 0.025 troy ounces) by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to that of Good Delivery Standards set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Twice daily during London trading hours there is a fix which provides reference platinum prices for that day’s trading, often referred to as the “London Fix” for platinum. Many long-term contracts will be priced on the basis of either the morning (AM) or afternoon (PM) London Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The London Fix is the most widely used benchmark for daily platinum prices and is quoted by various financial information sources.

Formal participation in the London Fix is traditionally limited to four fixing members, each of which is a bullion dealer and a member of the LPPM. The chairmanship now rotates annually among the four member firms. The morning session of the fix starts at 9:45 AM London time and the afternoon session starts at 2:00 PM London time. The members of the LPPM fixing are currently: Goldman Sachs International, BASF Metals Limited, HSBC Bank USA N.A. (London branch), and Standard Bank PLC. Any other market participant wishing to participate in the trading on the fix is required to do so through one of the four platinum fixing members.

Orders are placed either with one of the four fixing members or with another precious metals dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The platinum price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London Fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

Futures Exchanges

The most significant platinum futures exchanges are the COMEX and the TOCOM. The COMEX is the largest exchange in the world for trading precious metals futures and options and launched Platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

The Palladium Market

The Zurich and London Palladium Bullion Markets

Although the market for physical palladium is distributed globally, most palladium is stored and most OTC market trades are cleared through Zurich. As of September 1, 2009, London also serves as a center for the clearing of OTC trades in palladium. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited melters and assayers of palladium. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.  Palladium is traded generally on a loco Zurich basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, palladium began trading on a loco London basis as well, meaning the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in US dollars) two business days after the trade date against delivery. Delivery of the palladium can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce equals 31.1034768 grams. A good delivery palladium plate or ingot on the LPPM-approved list is acceptable for delivery in settlement of a transaction on the OTC market (“a “Good Delivery Plate or Ingot”).  A Good Delivery Plate or Ingot must contain between 32 and 192 troy ounces of palladium with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The palladium content of a palladium Good Delivery Plate or Ingot is calculated by multiplying the gross weight (expressed in units of 0.025 troy ounces) by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the palladium spot price always refers to that of Good Delivery Standards set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Twice daily during London trading hours there is a fix which provides reference palladium prices for that day’s trading often referred to as the “London Fix” for Palladium. Many long-term contracts will be priced on the basis of either the morning (AM) or afternoon (PM) London Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The London Fix is the most widely used benchmark for daily palladium prices and is quoted by various financial information sources.

Formal participation in the London Fix is traditionally limited to four fixing members, each of which is a bullion dealer and a member of the LPPM. The chairmanship now rotates annually among the four member firms. The morning session of the London Fix starts at 9:45 AM London time and the afternoon session starts at 2:00 PM London time. The members of the LPPM fixing are currently: Goldman Sachs International, BASF Metals Limited, HSBC Bank USA N.A. (London branch), and Standard Bank PLC. Any other market participant wishing to participate in the trading on the fix is required to do so through one of the four palladium fixing members.

Orders are placed either with one of the four fixing members or with another precious metals dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The palladium price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London Fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

Futures Exchanges

The most significant palladium futures exchanges are the COMEX and the TOCOM. The COMEX is the largest exchange in the world for trading precious metals futures and options and launched palladium futures in 1968, followed by options in 2010. The TOCOM has been trading palladium since 1992. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the palladium represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Market Regulation

The global silver, platinum and palladium markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA and the LPPM, falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of Bullion not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry (“METI”), the regulatory authority that oversees the operations of the TOCOM.

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

At the Evaluation Time, the Trustee will value the Trust’s Bullion on the basis of that day’s “London Fix” for such metal (the applicable fix for each metal of the price of an ounce of such metal and is performed in London, England by fixing members of the LBMA or LPPM, as applicable). If no London Fix is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Fix for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s Bullion is not an appropriate basis for evaluation of the Trust’s Bullion, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s Bullion or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee for the year ended December 31, 2013 was $198,907  (December 31, 2012: $239,748; period ended December 31, 2011: $354,354).

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s Bullion. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, EC14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreement, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodians for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodians’ facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodians, the Trustee and the Sponsor have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s Bullion or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the Bullion and the records maintained by the Custodian. The most recent inspection was held by Inspectorate International Limited, a leading commodity inspection and testing company as of December 31, 2013. The Sponsor has not exercised its right to visit the premises of the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and related records.

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

The Custodian is the custodian of the physical Bullion credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical Bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires each Zurich Sub-Custodian to also segregate the physical platinum and palladium of the Trust that it holds from the other platinum and palladium held by it for other customers of the Custodian and such Zurich Sub-Custodian’s other customers. The Custodian requires each Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical platinum and palladium credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian.  See “Inspection of Bullion.”

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

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

•A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

•A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

In addition, recent legislation generally applicable to high-income individuals and certain trusts and estates, imposes a new 3.8% Medicare contribution tax on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

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

The Shares are designed to mirror as closely as possible the performance of the price of physical silver, platinum or palladium in the proportions held by the Trust, and the value of the Shares relates directly to the value of the Bullion held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The prices of physical silver, platinum and palladium has fluctuated widely over the past several years. Several factors may affect the price of these metals, including:

•Investors’ expectations with respect to the rate of inflation;

•Currency exchange rates;

•Interest rates;

•Investment and trading activities of hedge funds and commodity funds;

•Global or regional political, economic or financial events and situations; and

•Global Bullion supply and demand.

Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Recycling, jewelry demand and investment demand are also important drivers of silver supply and demand. Global platinum supply is influenced by such factors as production and cost levels in major platinum-producing countries, such as South Africa, which accounted for 72% of the world’s platinum supply in 2012. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand.  Global palladium supply is influenced by such factors as production and cost levels in major palladium-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and could potentially soon be exhausted, placing a higher burden on new mine supply.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2003-2012, world platinum supply averaged 6.2 million ounces and world palladium supply averaged 7.6 million ounces. In 2012, supply measured 5.65 million ounces of platinum and 6.53 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

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

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of the underlying Bullion by allowing the market participants to profit from divergences,  may not exist and, as a result, the price of the Shares may fall.

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

The possibility of large-scale distress sales of Bullion in times of crisis may have a short-term negative impact on the price of Bullion and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of silver, platinum and palladium largely due to forced sales and deleveraging from institutional investors such as hedge funds and pension funds as expectations of economic growth slumped. Crises in the future may impair Bullion’s price performance which would, in turn, adversely affect an investment in the Shares.

Several factors may have the effect of causing a decline in the prices of Bullion and a corresponding decline in the price of Shares. Among them:

•A significant increase in Bullion hedging activity by Bullion producers. Should there be an increase in the level of hedge activity of Bullion producing companies, it could cause a decline in world Bullion prices, adversely affecting the price of the Shares.

•A significant change in the attitude of speculators and investors towards Bullion. Should the speculative community take a negative view towards Bullion metals, it could cause a decline in world prices for such Bullion metals, negatively impacting the price of the Shares.

•A widening of interest rate differentials between the cost of money and the cost of Bullion could negatively affect the price of Bullion which, in turn, could negatively affect the price of the Shares.

•A combination of rising money interest rates and a continuation of the current low cost of borrowing Bullion could improve the economics of selling Bullion forward. This could result in an increase in hedging by Bullion mining companies and short selling by speculative interests, which would negatively affect the price of Bullion. Under such circumstances, the price of the Shares would be similarly affected.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more subcustodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The subcustodians which the Custodian currently uses are (1) in London only for all Bullion, Barclays Bank plc, The Bank of Nova Scotia – ScotiaMocatta, HSBC Bank USA, N.A and Deutsche Bank AG (2) in London and Zurich for all Bullion, Union Bank of Switzerland (UBS), Brink’s Global Services Inc., Via Mat International and (3) in Zurich only for platinum and palladium only, Credit Suisse, and the custodian may use LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodians, and the Zurich Sub-Custodians maintain custody of that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other subcustodians, making the Custodian liable only for negligence or bad faith in the selection of such subcustodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any subcustodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its subcustodians. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any subcustodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s Bullion or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 3, 2010, the Trust’s Shares commenced trading on the NYSE Arca under the symbol WITE, and the Trust commenced operations, began accruing expenses and began the calculation of NAV. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2013 and 2012:

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$54.63	$49.17
June 30, 2013	$49.52	$36.03
September 30, 2013	$44.98	$36.93
December 31, 2013	$42.56	$37.31

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$59.55	$47.45
June 30, 2012	$54.41	$44.32
September 30, 2012	$56.67	$44.89
December 31, 2012	$56.96	$50.15

The number of Shares of the Trust as of February 26, 2014 was 700,000.

Monthly Share Price

The following table sets forth, for each if the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2013	$44.98	$38.93
September 2013	$44.72	$40.73
October 2013	$42.56	$39.94
November 2013	$41.81	$38.19
December 2013	$39.32	$37.31
January 2014	$40.09	$37.87

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in this annual report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2013 and 2012:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Silver	Platinum	Palladium
January 2013	-	-	-	-
February 2013	-	-	-	-
March 2013	-	-	-	-
April 2013	-	-	-	-
May 2013	150,000	0.986	0.010	0.008
June 2013	-	-	-	-
July 2013	-	-	-	-
August 2013	-	-	-	-
September 2013	-	-	-	-
October 2013	-	-	-	-
November 2013	-	-	-	-
December 2013	-	-	-	-
Total	150,000

Month	Total number of	Average ounces of Bullion per Share
	Shares redeemed	Silver	Platinum	Palladium
January 2012	-	-	-	-
February 2012	50,000	0.993	0.010	0.008
March 2012	-	-	-	-
April 2012	-	-	-	-
May 2012	50,000	0.991	0.010	0.008
June 2012	-	-	-	-
July 2012	-	-	-	-
August 2012	-	-	-	-
September 2012	-	-	-	-
October 2012	-	-	-	-
November 2012	-	-	-	-
December 2012	-	-	-	-
Total	100,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$26,266	$34,887	$39,777	$36,027
Total (loss) / gain on Bullion	$(6,924)	$581	$(4,904)	$-
Net (loss) / gain from operations	$(7,123)	$342	$(5,259)	$(15)
Weighted average number of Shares	748,493	776,503	1,003,425	527,273
Net (loss) / gain per Share	$(9.52)	$0.44	$(5.24)	$(0.03)
Net cash provided by operating activities	$-	$-	$-	$-

*For the period from November 29, 2010 through December 31, 2010

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

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

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

NAV per Share vs. Proportionate Price from Inception to December 31, 2013

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

Valuation of Bullion

Bullion is valued, for financial statement purposes, at the lower of cost or market. The cost of Bullion is determined according to the average cost method and the market value is based on the London Fix for each metal held by the Trust used to determine the NAV of the Trust. Realized gains and losses on transfers of Bullion to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the Sponsor’s Fee), from the fair value of the Bullion and all other assets held by the Trust.

The table below summarizes the unrealized gains or realized losses on the Trust’s Bullion holdings as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in Bullion - average cost	$32,688	$34,887
Realized loss on investment in Bullion	(6,422)	-
Investment in Bullion - lower of cost or market value	26,266	34,887
Unrealized gain on investment in Bullion	387	2,737
Investment in Bullion - market value	$26,653	$37,624

Inspection of Bullion

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the Bullion and the records maintained by the Custodian. The inspection held as of December 31, 2013 by Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that the Custodian’s records of Bullion held in the vault were accurate. The Sponsor has not exercised its right to visit the premises of the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and related records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2013 and 2012, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Total (loss) / gain on Bullion	$(6,924)	$581	$(4,904)
Net (loss) / gain from operations	$(7,123)	$342	$(5,259)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2013

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $37,605,438 at December 31, 2012 to $26,639,308 at December 31, 2013,  29.16% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the prices per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”),which fell 23.64% in the year and a decrease in outstanding Shares, which fell from 750,000 Shares at December 31, 2012 to 700,000 Shares at December 31, 2013, a result of 100,000 Shares (2 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the year.

NAV per Share fell from $50.14 at December 31, 2012 to $38.06 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which were $198,907 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $54.51 at February 7, 2013 was the highest during the year, compared with a low of $36.37 at June 27, 2013.

Net loss from operations for the year ended December 31, 2013 was $7,122,970, resulting from a net loss of $7,549 on the transfer of Bullion to pay expenses and a net loss of $494,907 on Bullion distributed for the redemption of Shares, a realized loss of $6,421,607 on Bullion and Sponsor’s Fee of $198,907. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

The year ended December 31, 2012

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

The Proportionate Price, increased 7.85% in the year.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of Bullion transferred to pay expenses	$62	$56	$43	$44	$205
Cost of Bullion transferred to pay expenses	(56)	(57)	(50)	(49)	(212)
Gain / (loss) on Bullion transferred to pay expenses	6	(1)	(7)	(5)	(7)

Loss on Bullion distributed for the redemption of Shares	-	(495)	-	-	(495)
Unrealized (loss) / gain on investment in Bullion	-	(7,165)	2,531	4,634	-
Realized loss on investment in Bullion	-	-	-	(6,422)	(6,422)
Total gain / (loss) on Bullion	6	(7,661)	2,524	(1,793)	(6,924)

Expenses
Sponsor's fee	64	47	44	44	199
Total expenses	64	47	44	44	199
Net (loss) / gain from operations	$(58)	$(7,708)	$2,480	$(1,837)	$(7,123)

Net (loss) / gain per Share	$(0.07)	$(10.24)	$3.54	$(2.62)	$(9.52)

Weighted average number of Shares	843,333	752,747	700,000	700,000	748,493

Year ended December 31, 2012
	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of Bullion transferred to pay expenses	$65	$62	$53	$61	$241
Cost of Bullion transferred to pay expenses	(59)	(56)	(53)	(53)	(221)
Gain on Bullion transferred to pay expenses	6	6	-	8	20

Gain on Bullion distributed for the redemption of Shares	523	38	-	-	561
Unrealized (loss) / gain on investment in Bullion	-	(1,162)	1,162	-	-
Total gain / (loss) on Bullion	529	(1,118)	1,162	8	581

Expenses
Sponsor's fee	66	57	57	59	239
Total expenses	66	57	57	59	239
Net gain / (loss) from operations	$463	$(1,175)	$1,105	$(51)	$342

Net gain / loss per Share	$0.56	$(1.51)	$1.47	$(0.07)	$0.44

Weighted average number of Shares	829,121	777,473	750,000	750,000	776,503

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-12 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2013.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of ETFX Fund Company Public Limited Company and of its manager ETFX Management Company Limited in Ireland. Assets under management in those companies are in excess of US$18 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds is the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2013, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

	Amount and
	Nature
	of Beneficial	Percent of
Name and Address	Ownership	Class
JPMorgan Chase & Co. 270 Park Avenue New York, NY 10017	100,000	14.29%

Hightower Advisors LLC 200 West Madison Street Chicago, IL 60606	49,000	7.00%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012

Audit fees	$56,250	$53,000
Audit related fees	15,000	-
	$71,250	$53,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2013 and 2012 were attributable to work performed by persons other than the principal accountant’s full time, permanent employees.

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

ETFS WHITE METALS BASKET TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS White Metals Basket Trust

New York, New York

We have audited the accompanying statements of financial condition of ETFS White Metals Basket Trust (the "Trust") as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS White Metals Basket Trust as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

ETFS WHITE METALS BASKET TRUST

Statements of Financial Condition
At December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share data)
ASSETS
Investment in Bullion (1)
Silver	$13,406	$20,883
Platinum	9,336	10,234
Palladium	3,524	3,770
Total assets	$26,266	$34,887

LIABILITIES
Fees payable to Sponsor	$14	$19
Total liabilities	14	19

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	26,639	37,605
Shareholders' deficit	(387)	(2,737)
Total liabilities, redeemable Shares & shareholders' deficit	$26,266	$34,887

(1)The investment in Bullion is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in Bullion.

(2)Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2013 were 700,000 and at December 31, 2012 were 750,000.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of Bullion transferred to pay expenses	$205	$241	$349
Cost of Bullion transferred to pay expenses	(212)	(221)	(316)
(Loss) / gain on Bullion transferred to pay expenses	(7)	20	33

(Loss) / gain on Bullion distributed for the redemption of Shares	(495)	561	1,995
Realized loss on Bullion	(6,422)	-	(6,932)
Total (loss) / gain on Bullion	(6,924)	581	(4,904)

EXPENSES
Sponsor's Fee	199	239	355
Total expenses	199	239	355

Net (loss) / gain from operations	$(7,123)	$342	$(5,259)

Net (loss) / gain per Share	$(9.52)	$0.44	$(5.24)

Weighted average number of Shares	748,493	776,503	1,003,425

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-	$-
Cash expenses paid	-	-	-
Increase in cash resulting from operations	-	-	-

Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$5,041	$-	$43,600

Value of Bullion distributed for redemption of Shares - at average cost	$7,028	$4,669	$32,601

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (loss) / gain from operations	$(7,123)	$342	$(5,259)
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
Decrease / (increase) in investment in Bullion	8,621	4,890	(3,750)
(Decrease) / increase in amounts payable to Sponsor	(5)	(1)	5
Increase / (decrease) in redeemable Shares:
Creations	5,041	-	43,600
Redemptions	(6,534)	(5,231)	(34,596)
Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$205	$241	$349

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	(2,737)	-	$(1,957)
Net (loss) / gain from operations	(7,123)	342	(5,259)
Adjustment of redeemable Shares to redemption value	9,473	(3,079)	7,216
Shareholders' deficit - closing balance	$(387)	$(2,737)	$-

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

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the Bullion and all other assets held by the Trust.

The table below summarizes the unrealized gains or realized losses on the Trust’s Bullion holdings as of December 31, 2013 and 2012:

	December 31, 2013
	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - average cost	$19,532	$9,632	$3,524	$32,688
Realized loss on investment in Bullion	(6,126)	(296)	-	(6,422)
Investment in Bullion - lower of cost or market value	13,406	9,336	3,524	26,266
Unrealized gain on investment in Bullion	-	-	387	387
Investment in Bullion - market value	$13,406	$9,336	$3,911	$26,653

	December 31, 2012
	Silver	Platinum	Palladium	Total

Investment in Bullion - average cost	$20,883	$10,234	$3,770	$34,887
Unrealized gain on investment in Bullion	1,311	1,052	374	2,737
Investment in Bullion - market value	$22,194	$11,286	$4,144	$37,624

The Trust recognizes the diminution in value of the investment in Bullion which arises from market declines on an interim basis. Increases in the value of the investment in Bullion through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. The market value of silver and platinum had fallen below the average cost at December 31, 2013, therefore a loss was realized on the investment in silver and platinum of $6,125,997and $295,611, respectively.

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

2.2. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three days of the trade date. There was no Bullion receivable or payable at December 31, 2013 and 2012

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares

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

Changes in the Shares for the years ended December 31, 2013, 2012 and 2011 are set out below:

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
Number of redeemable Shares
Opening balance	750,000	850,000	700,000
Creations	100,000	-	750,000
Redemptions	(150,000)	(100,000)	(600,000)
Closing balance	700,000	750,000	850,000

Redeemable Shares
Opening balance	$37,605	$39,757	$37,969
Creations	5,041	-	43,600
Redemptions	(6,534)	(5,231)	(34,596)
Adjustments to redemption value	(9,473)	3,079	(7,216)
Closing balance	$26,639	$37,605	$39,757

Redemption value per Share at period end	$38.06	$50.14	$46.77

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

ETFS WHITE METALS BASKET TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2013 and 2012 is set out below:

	December 31, 2013
(Amounts in 000's of US$, except for ounces data)	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	741,050.4	7,410.5	5,928.4	754,389.3
Creations	98,745.0	987.5	790.0	100,522.5
Redemptions	(147,834.5)	(1,478.3)	(1,182.7)	(150,495.5)
Transfers of Bullion to pay expenses	(4,462.8)	(44.6)	(35.7)	(4,543.1)
Closing balance	687,498.1	6,875.1	5,500.0	699,873.2

Investment in Bullion (lower of cost or market):
Opening balance	$20,883	$10,234	$3,770	$34,887
Creations	2,976	1,531	534	5,041
Redemptions	(4,200)	(2,071)	(757)	(7,028)
Transfers of Bullion to pay expenses	(127)	(62)	(23)	(212)
Realized loss on Bullion	(6,126)	(296)	-	(6,422)
Closing balance	$13,406	$9,336	$3,524	$26,266

	December 31, 2012
	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	844,927.9	8,449.3	6,759.4	860,136.6
Redemptions	(99,192.6)	(991.9)	(793.5)	(100,978.0)
Transfers of Bullion to pay expenses	(4,684.9)	(46.9)	(37.5)	(4,769.3)
Closing balance	741,050.4	7,410.5	5,928.4	754,389.3

Investment in Bullion (lower of cost or market):
Opening balance	$23,810	$11,668	$4,299	$39,777
Redemptions	(2,795)	(1,369)	(505)	(4,669)
Transfers of Bullion to pay expenses	(132)	(65)	(24)	(221)
Closing balance	$20,883	$10,234	$3,770	$34,887

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

For the year ended December 31, 2013 the Sponsor’s Fee was $198,907 (December 31, 2012: $239,748; December 31, 2011: $354,354). As of December 31, 2013, $13,619 was payable to the Sponsor (December 31, 2012: $19,173).

2.8. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement will have on the financial statements.

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

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell Bullion or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

Date: February 28, 2014

/s/ Christopher Foulds
Christopher
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2014

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.