Form 10-Q
period 2014-03-31
ETFS White Metals Basket Trust
filed 2014-05-15
CIK 1489024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 13, 2014, ETFS White Metals Basket Trust has 700,000 ETFS Physical WM Basket Shares outstanding.

ETFS WHITE METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

ETFS WHITE METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At March 31, 2014 and December 31, 2013

	March 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion (2)
Silver (cost: March 31, 2014: $13,386; December 31, 2013: $13,406)	$13,709	$13,406
Platinum (cost: March 31, 2014: $9,322; December 31, 2013: $9,336)	9,734	9,336
Palladium (cost: March 31, 2014: $3,519; December 31, 2013: $3,524)	4,273	3,524
	27,716	26,266

LIABILITIES
Fees payable to Sponsor	14	14
Total liabilities	14	14

NET ASSETS	$27,702	$26,252

ANALYSIS OF NET ASSETS
Redeemable Shares at redemption value to investors (3)	27,702	26,639
Shareholders' deficit	-	(387)
Total redeemable Shares at redemption value to investors (net asset value) (3)	$27,702	$26,252

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.
(2)

At March 31, 2014, Bullion is recorded at fair value.  At December 31, 2013, Bullion was recorded at the lower of cost or market value. Refer to Note 2.1 for a breakdown of average cost and fair value per metal.

(3)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2014 were 700,000 and at December 31, 2013 were 700,000. Net asset value per Share at March 31, 2014 and December 31, 2013 was $39.57 and $38.06, respectively.

(4)

Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements.

ETFS WHITE METALS BASKET TRUST

Schedule of Investments (Unaudited)
At March 31, 2014 and December 31, 2013

	March 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)

Investment in Bullion (in 000's of US$, except for oz data)
Silver	686,478.7	$13,386	$13,709	49.49%
Platinum	6,864.9	9,322	9,734	35.14%
Palladium	5,491.8	3,519	4,273	15.42%
Total Investment in Bullion		$26,227	$27,716	100.05%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)

Investment in Bullion (in 000's of US$, except for oz data)
Silver	687,498.1	$13,406	$13,406	51.07%
Platinum	6,875.1	9,336	9,336	35.56%
Palladium	5,500.0	3,524	3,911	13.42%
Total Investment in Bullion		$26,266	$26,653	100.05%

(1)	Calculated as investment in Bullion at fair value divided by net assets, as at March 31, 2014, investment in Bullion is recorded at fair value. Refer to Note 2.1 for additional information.
(2)

Calculated as investment in Bullion at cost divided by net assets, as at December 31, 2013, investment in Bullion was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013

	Three Months	Three Months
	Ended	Ended
	March 31, 2014 (1)	March 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$41	$64
Total expenses	41	64

Net investment loss	(41)	(64)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on Bullion transferred to pay expenses	2	6
Change in unrealized gain on investment in Bullion	1,102	-
Total gain on Bullion	1,104	6

Change in net assets from operations	$1,063	$(58)

Net increase / (decrease) in net assets per Share	$1.52	$(0.07)

Weighted average number of Shares	700,000	843,333

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.
(2)	Amounts are those previously reported under non investment company accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013

Three Months
Ended
March 31, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$5,041

Value of Bullion distributed for redemption of Shares - at cost	$-

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(58)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Increase in investment in Bullion	(4,985)
Increase in fees payable to Sponsor	2
Increase / (decrease) in redeemable Shares:
Creations	5,041
Redemptions	-
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$62

(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the period ended March 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2014

	Three Months Ended March 31, 2014 (1)

(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	700,000	$26,252
Effect of adoption of new accounting principle (see Note 2.1)		387
Net investment loss		(41)
Realized gain on investment in Bullion		2
Change in unrealized gain on investment in Bullion		1,102
Creations	-	-
Redemptions	-	-
Closing balance at March 31, 2014	700,000	$27,702

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statement

ETFS WHITE METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2014

Three Months
Ended
March 31, 2014 (1)

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$38.06
Income from investment operations:
Net investment loss	(0.06)
Net realized and unrealized gains and losses on investment in Bullion	1.57
Change in net assets from operations	1.51

Net asset value per Share at end of period	$39.57

Weighted Average Shares	700,000

Expense Ratio
Annualized Sponsor's fee per Share	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%

Non-Annualized Total Return	3.98%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

ETFS WHITE METALS BASKET TRUST

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare the disclosures applicable to investment companies under Topic 946, including the presentation of its Bullion assets at “fair value” as defined in Topic 946.  Instead, the Trust recorded its Bullion assets at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

Following the release of FASB Accounting Standards Update ASU 2013-08, Financial Services—Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, the Sponsor has re-evaluated whether the Trust falls within scope and has concluded that for reporting purposes, the Trust is classified as an investment company effective January 1, 2014.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

As a result of the change in the evaluation of investment company status, the Trust must, from January 1, 2014, present its Bullion assets at “fair value” as defined in Topic 946.

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014 (the date of the adoption), the most significant aspects of which are as follows:

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the three month period ended March 31, 2014.

2.	A Schedule of Investments is required for the period ended March 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the period ended March 31, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended March 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of March 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

Quantitative effect of adoption of investment company accounting

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Bullion
Silver	$13,406	$13,406	$-
Platinum	$9,336	$9,336	$-
Palladium	$3,524	$3,911	$387

ETFS WHITE METALS BASKET TRUST

2.2. Valuation of Bullion

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS AG (the “Zurich Sub-Custodian”) at its Zurich, Switzerland vaulting premises on a segregated basis. The Trust’s Bullion is valued, per individual metal type, for financial statement purposes, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the “London Fix” (the applicable fix for each metal of the price of an ounce of such metal performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable) for each metal held by the Trust used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using cost.

The Fund follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s Bullion holdings as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - cost	$13,386	$9,322	$3,519	$26,227
Unrealized gain on investment in Bullion	323	412	754	1,489
Investment in Bullion - fair value	$13,709	$9,734	$4,273	$27,716

	December 31, 2013
	Silver	Platinum	Palladium	Total
(Amounts in 000's of US$)
Investment in Bullion - cost	$13,406	$9,336	$3,524	$26,266
Unrealized gain on investment in Bullion	-	-	387	387
Investment in Bullion - fair value	$13,406	$9,336	$3,911	$26,653

Effective January 1, 2014, the Trust records its investment in Bullion at fair value and recognizes changes in fair value of the investment in Bullion as changes in unrealized gains or losses on investment in Bullion through the Statement of Operations.

Prior to 2014, the Trust recognized the movements in value of the investment in Bullion arising from market declines on an interim basis. Increases in the value of the investment in Bullion through market price recoveries in later interim periods of the same fiscal year were recognized in the later interim period. Increases in value recognized on an interim basis were not permitted to exceed the previously recognized diminution in value. Unrealized losses at December 31, 2013 were crystallized as realized losses, and the average cost of silver and platinum was written down to market value.

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

ETFS WHITE METALS BASKET TRUST

2.2. Valuation of Bullion (continued)

Fair Value Hierarchy

Inputs

Generally accepted accounting principles establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

·	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access.
·	Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

·	Level 3.

Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the company’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in level 3.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the net asset value of the Trust.  Therefore, the investment in Bullion is classified as a level 2 asset, as the Trust’s investment in Bullion is calculated using third party pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

Fair value hierarchy

(Amounts in 000's of US$)	March 31, 2014	December 31, 2013

Level 2
Investment in Bullion	$27,716	$26,653

There were no re-allocations or transfers between levels during the period.

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three business days of the trade date.

There was no Bullion receivable or payable at March 31, 2014 and December 31, 2013.

ETFS WHITE METALS BASKET TRUST

2.4. Creations and Redemptions of Shares

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When Bullion is exchanged in settlement of a redemption, a realized gain or loss in the amount of the difference between the fair value on the trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the year ended December 31, 2013 is set out below:

Year
Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013
Number of Redeemable Shares
Opening balance	750,000
Creations	100,000
Redemptions	(150,000)
Closing balance	700,000

Redeemable Shares
Opening balance	$37,605
Creations	5,041
Redemptions	(6,534)
Adjustments to redemption value	(9,473)
Closing balance	$26,639

Redemption value per Share at period end	$38.06

ETFS WHITE METALS BASKET TRUST

2.5. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of Bullion to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2014.

Unless otherwise directed by the Sponsor, when selling Bullion the Trustee will endeavor to sell at the price established by the London Fix for each metal held by the Trust. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such Bullion only if the sale transaction is made at the London Fix for each metal held by the Trust used by the Trustee to value the Trust’s Bullion. A gain or loss is recognized based on the difference between the selling price and the cost of the Bullion sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.6. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2014 and December 31, 2013.

ETFS WHITE METALS BASKET TRUST

2.7. Investment in Bullion

Changes in ounces of Bullion and the respective values for the three months ended March 31, 2014 and for the year ended December 31, 2013 are set out below:

	Three months ended March 31, 2014
(Amounts in 000's of US$, except for ounces data)	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	687,498.1	6,875.1	5,500.0	699,873.2
Transfers of Bullion	(1,019.4)	(10.2)	(8.2)	(1,037.8)
Closing balance	686,478.7	6,864.9	5,491.8	698,835.4

Investment in Bullion:
Opening balance	$13,406	$9,336	$3,911	$26,653
Transfers of Bullion to pay expenses	(20)	(14)	(5)	(39)
Change in unrealized gain on Bullion	323	412	367	1,102
Closing balance	$13,709	$9,734	$4,273	$27,716

	Year ended December 31, 2013
	Silver	Platinum	Palladium	Total
Ounces of Bullion:
Opening balance	741,050.4	7,410.5	5,928.4	754,389.3
Creations	98,745.0	987.5	790.0	100,522.5
Redemptions	(147,834.5)	(1,478.3)	(1,182.7)	(150,495.5)
Transfers of Bullion	(4,462.8)	(44.6)	(35.7)	(4,543.1)
Closing balance	687,498.1	6,875.1	5,500.0	699,873.2

Investment in Bullion:
Opening balance	$20,883	$10,234	$3,770	$34,887
Creations	2,976	1,531	534	5,041
Redemptions	(4,200)	(2,071)	(757)	(7,028)
Transfers of Bullion to pay expenses	(127)	(62)	(23)	(212)
Realized loss on investment in Bullion	(6,126)	(296)	-	(6,422)
Closing balance	$13,406	$9,336	$3,524	$26,266

ETFS WHITE METALS BASKET TRUST

2.8. Expenses

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

For the three months ended March 31, 2014 and 2013 the Sponsor’s Fee was $41,101 and $64,412, respectively. At March 31, 2014 and at December 31, 2013, the fees payable to the Sponsor were $14,162 and $13,169, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On May 14, 2014, London Silver Market Fixing Ltd announced its intention to discontinue the London Fix for silver after August 14, 2014.  The Sponsor has not yet assessed the full impact of this upon the Trust.  However, in the absence of the London Fix for silver, the Sponsor is able to instruct the Trustee to use an alternative price as considered appropriate to determine the fair value of its investment in silver. Once the Sponsor has assessed the full impact of this upon the Trust, the Sponsor will make further public disclosures.

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition the Trustee and the Custodian and their affiliates may from time to time purchase or sell Bullion directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

4. Concentration of Risk

The Trust’s sole business activity is the investment in Bullion, and substantially all the Trust’s assets are holdings of Bullion which creates a concentration risk associated with fluctuations in the price of Bullion. Several factors could affect the price of Bullion, including: (i) global Bullion supply and demand, which is influenced by factors such as general changes in economic conditions, such as a recession or other economic downturn, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand, and production and cost levels in major Bullion-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Bullion will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Bullion declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on November 29, 2010. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

At the Evaluation Time, the Trustee values the Trust’s Bullion on the basis of that day’s “London Fix” for such metal (the applicable fix for each metal of the price of an ounce of such metal, performed in London, England by fixing members of the London Bullion Market Association (“LBMA”) or London Platinum and Palladium Market (“LPPM”), as applicable), or if no London Fix is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Fix for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for Evaluation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

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

ETFS WHITE METALS BASKET TRUST

The Quarter Ended March 31, 2014

Effective January 1, 2014, the Trust is deemed to be an investment company under generally accepted accounting principles.  Accordingly, the Trust adopted the specialized accounting for an investment company as prescribed in Topic 946, Investment Companies.  Refer to Note 2.1 of the unaudited condensed financial statements for additional information.

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $26,639,308 at December 31, 2013 to $27,701,728 at March 31, 2014,  a 3.99% increase for the quarter. The increase in the Trust’s NAV resulted primarily from  an increase in the price per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which rose 4.14% during the quarter.

There were no creations or redemptions of Shares during the quarter, therefore, at both December 31, 2013 and March 31, 2014, 700,000 Shares were outstanding.

NAV per Share increased 3.97% from $38.06 at December 31, 2013 to $39.57 at March 31, 2014. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fees, which were $41,101 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $41.55 at March 14, 2014 was the highest during the quarter, compared with a low of $37.96 at February 4, 2014.

Change in net assets arising from the change in accounting principle (refer to Note 2.1 to the unaudited condensed financial statements) as of January 1, 2014 was $386,941.  Change in net assets from operations for the quarter ended March 31, 2014 was $1,062,420, resulting from  a realized gain of $1,608 on the transfer of Bullion to pay expenses and a change in unrealized gain on investment in Bullion of $1,101,913, offset by Sponsor’s Fees of $41,101. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in Bullion at the lower of cost or market value.  Under the previous presentation and accounting policies, net loss from operations for the quarter ended March 31, 2013 was $58,536, resulting from a net gain of $5,876 on the transfer of Bullion to pay expenses, offset by Sponsor’s Fees of $64,412.

The increase in the change in unrealized gain on investment in Bullion in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 is due to the adoption of investment company accounting and an increase in the Proportionate Price. Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended March 31, 2014 was lower than the fee for the quarter ended March 31, 2013 as the average assets were lower in March 31, 2014 compared to March 31, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At March 31, 2014 the Trust did not have any cash balances.

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

Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Other than a change in the presentation of the Trust’s financial statements, the most significant change is that the Trust must, from January 1, 2014, record its investment in Bullion at fair value.  Prior to January 1, 2014 the investment in Bullion was recorded at the lower of cost and market value.  As a result of this change, the Trust expects that there will be fluctuations in the value of investments based on changes in the Proportionate Price of Bullion.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS WHITE METALS BASKET TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended March 31, 2014:

0 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Baskets	Average Ounces of Bullion per Share
Period	Redeemed	Redeemed	Silver	Platinum	Palladium
January 2014	-	-	-	-	-
February 2014	-	-	-	-	-
March 2014	-	-	-	-	-
	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: May 15, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.