Form 10-K
period 2014-12-31
ETFS White Metals Basket Trust
filed 2015-03-02
CIK 1489024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2014 as reported by the NYSE Arca, Inc. on that date: $27,170,000

As of February 26,  2015, ETFS White Metals Basket Trust has 650,000 ETFS Physical White Metal Basket Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $26,639,308 at December 31, 2013 to $21,851,984 at December 31, 2014, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 700,000 Shares at December 31, 2013 to 650,000 Shares at December 31, 2014.

The Trust is not managed like a corporation or an active investment vehicle. The Trust has no directors, officers or employees. It does not engage in any activities designed to obtain a profit from or to improve the losses caused by changes in the price of silver, platinum and palladium. The Bullion held by the Trust will only be delivered to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), distributed to Authorized Participants (defined below) in connection with the redemption of Baskets or sold (1) on an as-needed basis to pay Trust expenses not assumed by the Sponsor, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The Trust has no fixed termination date.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.

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

Overview of the Bullion Industry

This section provides a brief introduction to the silver, platinum and palladium industries by looking at some of the key participants, detailing the primary sources of demand and supply and, with respect to the silver industry, outlining the role of the “official” sector (i.e., central banks) in the markets.

The Silver Industry

Market Participants

The participants in the world silver market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector.

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers.

Banking Sector.

Bullion banks provide a variety of services to the silver market and its participants, thereby facilitating interactions between other parties. Services provided by the bullion banking community include traditional banking products as well as mine financing, physical silver purchases and sales, hedging and risk management, inventory management for industrial users and consumers and silver leasing.

The Official Sector.

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2010, at the end of 2009, government held silver bullion stocks total 61 million ounces.

The Investment Sector.

This sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector.

The fabrication and manufacturing sector represents all the commercial and industrial users of silver. Industrial applications comprise the largest use of silver. The jewelry and silverware sector is the second largest, followed by the photographic industry (although the latter has been declining over the past several years as a result of the spread of digital photography).

World Silver Supply and Demand 2004-2013 (million ounces)

The following table sets forth a summary of the world silver supply and demand for the period from 2004 to 2013 and is based on information reported by Thomson Reuters GFMS Ltd, the World Silver Survey 2014 and the Silver Institute.

(millions of ounces)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Supply
Mine production	614	640	643	666	683	714	751	755	792	820
Net government sales	62	66	79	43	31	16	44	12	7	8
Old silver scrap	199	203	206	203	201	200	226	259	253	192
Net producer hedging	(2)	46	(12)	(24)	(9)	(17)	50	12	(47)	(41)
Total reported supply	873	955	916	888	906	913	1,071	1,038	1,005	979

Demand
Jewelry	187	188	176	183	178	177	191	183	181	199
Coins and bars	53	52	49	51	188	88	146	213	139	246
Silverware	68	69	63	61	60	54	53	48	45	50
Industrial fabrication	609	636	644	657	651	539	644	625	588	586
Electrical and electronics	192	211	223	240	246	203	273	261	237	234
Brazing alloys and solders	49	52	54	58	61	53	61	62	60	62
Photography	179	160	142	117	100	78	69	62	54	50
Other	189	213	225	242	244	205	241	240	237	240
ETP inventory build	-	-	158	55	101	154	133	(24)	55	2
Exchange inventory build	(20)	16	(9)	22	(7)	(15)	(7)	12	62	9
Total reported demand	897	961	1,081	1,029	1,171	997	1,160	1,057	1,070	1,092

Source: Thomson Reuters GFMS Ltd, World Silver Survey 2014, Silver Institute.

The following are some of the main characteristics of the silver market illustrated by the table:

Silver supply over the period shown, including mine production, net government sales, scrap and net hedging supply averaged 954 million ounces (Moz) per year.    In 2013 total supply declined 2.6%  to 979 Moz, marking the third consecutive year of annual total supply declines.  Mine production averaged 74%  of total silver supply between 2004-2013 and 84% n 2013 as mine production reached a new record and scrap supply declined on the back of lower silver prices.

During the period shown, silver scrap was the second largest contributor to supply, averaging approximately 214 Moz per year, which averages 22% between 2004-2013.  In 2013, silver scrap declined to 20%  of total supply.

The biggest source of demand for silver is in industrial applications, averaging 59% between 2004-2013.  Silver is among the best electrical and thermal conductor of all metals and is therefore used in many electrical applications, particularly in conductors, switches, contacts, and fuses. Silver is also used in the manufacture of batteries, which use silver alloys as the cathode. Silver, a well-known bactericide, is used in a number of applications, including water purification systems, air-handling systems, and in a wide-range of textile and plastic consumer products. Silver is also used to join metals through brazing and soldering. In the period from 2004 to 2013, industrial applications consumed an average of 618 Moz per year.

Silver is also used in the manufacturing of jewelry and silverware. These applications for silver consumed an average of 241 Moz per year over the period shown.

Silver’s role in photography has been a regular component of silver demand, although photographic use has decreased each year since 2004. Silver use in photography averaged 101 Moz per year over the period shown, but only 50 Moz in 2013. Silver is also used in the fabrication of coins and medals. Silver was once widely used in coinage, and many nations were on a silver standard until the 19th century. Today silver is in limited use for circulating coinage, and is used in bullion coins issued by national governments typically for use by investors wishing to own physical silver in small quantities and in commemorative coins. Silver’s use in coins and bars has averaged 123 Moz per year from 2004-2013, increasing 77%  in 2013 to 246 Moz as investors reacted strongly to the price decline.

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

The following chart illustrates the movements in the price of an ounce of silver in dollars fromJanuary 2005 to January 2015 and is based on information provided by Bloomberg:

Source: Bloomberg

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

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (PGMs). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 85%   of total platinum mine supply in 2013.

Platinum

Suppliers of Platinum

Platinum mine supply from 2004 to 2013 has averaged 6.2 million ounces with the majority of production from South Africa. Production from South Africa, on average, accounted for approximately 75% of total mine production over that period.

There is a7% decrease in platinum mine supply when comparing the average five-year periods ended 2008 and 2013, at 6.4 million ounces and 5.9 million ounces, respectively.

The main supplier of platinum is South Africa, providing approximately 84% of mine supply and 74% of total gross supply over the past five years. Russia is the second largest supplier of platinum, averaging 16% of mine supply over the past ten years. Recovery of platinum from autocatalysts and scrap jewelry (recycling) is the other main source of supply and provided around 34% of total supply in 2013.

Demand for Platinum

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of platinum for whom platinum is a daily part of their business. The autocatalyst and jewelry industries are the largest users of platinum.

The biggest source of demand for platinum output over the period shown has come from the autocatalyst sector which has accounted for an approximate average of 42% of total gross demand. Autocatalyst demand for platinum has remained fairly stable over the past five years and accounted for 36% of total gross demand in 2013. Global vehicle sales grew by 5% in 2013, driven by a rebound in the two biggest auto markets, China and the US. While the automotive sectors in China and the US have been steadily recovering, the European market is just beginning to revive. Increased automotive industry sales in Europe and pent-up demand may result in an increase in autocatalyst demand. Contrarily, a renewed downturn could reduce demand impacting the price of platinum

Jewelry demand for platinum has recovered from a low of 26% of total gross demand in 2006 to a peak of 41% of total demand in 2008.  Jewelry demand has since stabilized accounting for 35% of total gross demand in 2013..

Industrial demand has averaged 21% of total demand over the past five years.

The Investment Sector

Retail investment demand has increased to 10% of total reported gross demand in 2013, returning to the previous peak of 10% in 2008.  Between 2009 and 2012, investment demand averaged 6% of gross demand.

World Platinum Supply and Demand 2004-2013

The following table sets forth a summary of the world platinum supply and demand for the last ten years and is based on information reported from Johnson Matthey, Platinum 2014 Report.

(thousands of ounces)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Supply
South Africa	5,115	5,295	5,070	4,515	4,635	4,635	4,860	4,090	4,104	4,209
Russia	890	920	915	805	785	825	835	800	801	770
Others	635	615	615	620	605	590	790	760	762	850
Total Supply	6,640	6,830	6,600	5,940	6,025	6,050	6,485	5,650	5,667	5,829

Gross Demand
Autocatalyst	3,795	3,905	4,145	3,655	2,185	3,075	3,185	3,190	3,186	3,116
Jewelry	2,465	2,195	2,110	2,060	2,810	2,420	2,475	2,780	2,783	3,029
Industrial	1,690	1,830	1,845	1,720	1,140	1,755	1,975	1,605	1,624	1,758
Investment	15	(40)	170	555	660	655	460	455	450	871
Total Gross Demand	7,965	7,890	8,270	7,990	6,795	7,905	8,095	8,030	8,043	8,774

Recycling	(1,270)	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,040)	(2,049)	(2,005)

Total Net Demand	6,695	6,475	6,680	6,160	5,390	6,075	6,035	5,990	5,994	6,769

Movements in Stocks	(55)	355	(80)	(220)	635	(25)	450	(340)	(327)	(940)

Source: Johnson Matthey, Platinum 2014 Report.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in US dollars from January 2005 to January 2015 and is based on information provided by Bloomberg:

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 in March to a low of $898 per ounce at the end of December) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing lead indicators (such as European, US and Asian purchasing managers, indexes) started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US, Europe and China were rebounding on a sustainable basis, platinum and palladium continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 in June to a low of $1,369 in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recouping from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of world’s supply of platinum. Given the geographical concentration of platinum supply, issues such as government intervention, geopolitical instability, unreliable infrastructure and social tensions in South Africa have the potential to substantially disrupt production for prolonged amounts of time, in turn significantly impacting prices. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close 4 mine shafts and it is looking to sell another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. Since then platinum prices have moved lower, returning to levels seen at the end of 2011, belying the increasingly tight underlying market. In the first half of 2014, the longest strike in South Africa history supported the price of platinum above $1,500 per ounce but the resolution of the strike, recession fears in Europe and slow-down in much of the rest of world on the back of strength in the US dollar has pressured platinum prices to the lowest since 2009.

Palladium

World Palladium Supply and Demand

The following table sets forth a summary of the world palladium supply and demand for the period from 2004 to 2013 and is based on information reported from Johnson Matthey, Palladium 2014 Report.

(thousands of ounces)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Supply
South Africa	2,480	2,605	2,775	2,765	2,430	2,370	2,640	2,560	2,344	2,436
Russia	4,800	4,620	3,920	4,540	3,660	3,635	3,720	3,480	2,887	2,650
Others	1,300	1,180	1,255	1,275	1,220	1,095	995	1,320	1,328	1,446
Total Supply	8,580	8,405	7,950	8,580	7,310	7,100	7,355	7,360	6,559	6,532

Gross Demand
Autocatalyst	3,790	3,865	4,015	4,545	4,465	4,050	5,580	6,155	6,667	6,908
Jewelry	930	1,490	1,140	950	985	775	595	505	441	357
Industrial	2,170	2,770	2,640	2,640	2,420	2,400	2,465	2,465	2,318	2,181
Investment	200	220	50	260	420	625	1,095	(565)	467	(8)
Total Gross Demand	7,090	8,345	7,845	8,395	8,290	7,850	9,735	8,560	9,893	9,438

Recycling	(530)	(990)	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,321)	(2,535)

Total Net Demand	6,560	7,355	6,615	6,830	6,675	6,420	7,885	6,175	7,572	6,903

Movements in stocks	2,020	1,050	1,335	1,750	635	680	(530)	1,185	(1,013)	(371)

Source: Johnson Matthey, Palladium 2014 Report.

Suppliers of Palladium

Palladium supply from 2004 to 2013 has averaged 7.6 million ounces with the majority of production from Russia. There was a 14% decrease in palladium mine supply when comparing the average five-year periods ended 2008 and 2013, at 8.2 million ounces and 7.0 million ounces, respectively. Supply from Russia, on average, accounted for approximately 50% of total supply over the 10 year period.

As the main global supplier of palladium, Russia provided 41% of total supply in 2013. Virtually all of Russia’s total was supplied through newly mined palladium. Sales of Russian stocks have dwindled down to a small percentage of total mine supply, indicating a reduction in remaining stocks left to sell. South Africa is the second largest source of supply, accounting for 37% of total supply in 2013.

North America contributes approximately 14% to mine supply while the recovery of palladium from autocatalysts has increased almost three-fold over the past ten years to account for 19% of supply in 2013.

Demand for Palladium

The biggest source of demand for palladium output over the period shown has come from the automotive industry which has accounted for an approximate average of 58% of all demand from 2004 to 2013.

Autocatalysts are the largest component of palladium demand, comprising 73% of total demand as of the end of 2013. Industrial demand (electronics, dentistry, and chemical) had fallen to a low of 23% of total demand in 2013 from 34% in 2006. Jewelry demand for palladium, which accounted for 4% of demand in 2013, fell from a peak of 18% of demand in 2005.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in US dollars from January 2005 to January 2015 and is based on information provided by Bloomberg:

Palladium prices fell sharply during the first phase of the global financial crisis, when prices dropped from $579/oz in February 2008 to $173/oz in October 2008. Prices then rallied almost five-fold until February 2011 to $841/oz, in line with other precious metals that gained favor as investors sought to diversify their assets away from paper currencies that they felt were being debased. Adding to demand for palladium, a number of European countries had car scrappage programs, as part of their expenditure programs to counter the recession and to encourage people to replace their old vehicles with newer more environmentally-friendly ones. Demand for palladium which is used in diesel autocatalysts saw a lift from the temporary rise in European car sales. The rise in Chinese demand for cars and autocatalysts has also provided support for palladium demand. Palladium prices have tempered since 2011, but concerns over supply shortages due to labor problems at mines in South Africa and dwindling Russian stocks have provided some price support since mid-2012.

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

For silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The fourteen market-making members of the LBMA are: Barclays Bank plc, Citibank, Credit Suisse, Deutsche Bank AG, HSBC Bank USA, N.A. (through its London branch), Goldman Sachs International, JPMorgan Chase Bank, The Bank of Nova Scotia-ScotiaMocatta, Société Générale, Merrill Lynch International Bank Limited, Mitsui & Co. Precious Metals Inc, Morgan Stanley & Co International plc, Standard Chartered Bank and UBS AG.

For platinum and palladium, initially ten market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM are participating in the London Metal Exchange PM Fix (“LME PM Fix”).

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

Of the fourteen market-making members of the LBMA, six offer clearing services for silver. Platinum and palladium are cleared loco Zurich by UBS AG and Credit Suisse AG. As of the date of this annual report, the six LBMA members offer loco London clearing services for platinum and palladium as well. In addition to the fourteen market making members there are a further 62 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are provided as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out.

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

The Silver Market

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

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this prospectus from time to time as “Good Delivery bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals31.1034768 grams. A Good Delivery bar is acceptable for delivery in settlement of a transaction on the OTC market. A Good Delivery bar must contain between 750 ounces and 1,100 ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A Good Delivery bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a Good Delivery bar. Business is generally conducted over the phone and through electronic dealing systems.

Since August 15, 2014, CME Group, Inc. (“CME Group”) conducts an “equilibrium auction” once daily during London trading hours among LBMA-authorized participating silver bullion banks or market makers (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “London Silver Price” (RIC Code: “LDNXAG”). Many long-term contracts will be priced on the basis of the London Silver Price, and market participants will usually refer to this price when looking for a basis for valuations. The London Silver Price, determined according to the methodologies of CME Group and disseminated by Thompson Reuters, is the silver valuation replacement selected by the LBMA for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014.   The London Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

CME Group has established an electronic, over-the-counter, auction market for silver participants that determines the London Silver Price over one or more auction rounds that begin at 12:00 noon London time each London business day. The London Silver Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of silver good delivery bars that will clear the maximum amount of bids and offers for silver entered by order-submitting silver participants each day. There are six silver participants who are authorized to submit orders on the CME Group electronic system: HSBC Bank USA, N.A. (through its London branch), JPMorgan Chase Bank, The Bank of Nova Scotia-ScotiaMocatta, the Toronto Dominion Bank, Mitsui & Co Precious Metals Inc. and UBS AG.  As the CME Group electronic silver auction market develops, CME Group expects to admit additional silver participants to the order submission process.  Once the London Silver Price, which is calculated in US dollars, is established, Thompson Reuters disseminates that day’s London Silver Price to the markets and other market data providers such as Bloomberg via the Thompson Reuters Eikon and Elektron systems.

The CME Group auction process begins with a notice of an auction round issued to silver participants before the commencement of the auction round stating a silver price in US dollars at which the auction round will be conducted. An auction round lasts 30 seconds. Silver participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. All auction round order information other than the identity of those placing orders is displayed electronically in real time for all silver participants. The CME Group system administrator will observe all auction round bid and offer order information, including the identity of those submitting orders. As long as the auction is open, silver participants may alter, change or withdraw their orders.

At the end of the auction round, the CME Group system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the CME Group system (e.g., too many purchase orders submitted compared to sell orders or vice versa), a CME Group system algorithm calculates a new auction round price principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then the new auction round price will be increased over that used in the prior auction round. Likewise, the new auction round price will be decreased from the prior round’s price if offers outweigh bids. To clear the imbalance, the CME Group system then issues another notice of auction round to silver participants at the newly calculated price. During this next 30 second auction round, silver participants again submit orders, and after it ends, the CME Group system evaluates for order imbalances. If order imbalances persist, an new auction price is calculated and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the CME Group system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the London Silver Price.

The London Silver Price and all bid and offer order information for all auction rounds become publicly available electronically via Thompson Reuters instantly after the conclusion of the equilibrium auction. The CME Group system also simultaneously matches bid and offer orders from the equilibrium auction for bilateral settlement among the silver participants. Orders reflecting any imbalance between bids and offers that are within the CME Group system tolerances are then allocated to the first tier participants for settlement.

The London Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the equilibrium auction. The CME Group’s London Silver Price electronic auction methodology is similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the London Silver Price has several advantages over the previous London silver fix. The London Silver Price auction process is fully transparent in real time to the silver participants and, at the close of each equilibrium auction, to the general public. The London Silver Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the London Silver Price’s audit trail and active, real time surveillance of the auction process by the CME Group system administrator combined with silver participants’ agreement to abide by CME Group silver market rules and Thompson Reuters code of conduct add deterrents against manipulative and abusive conduct in establishing each day’s London Silver Price

With effect from August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the London Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the London Silver Price will fairly represent the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in Trust Agreement) as of any day will be the London Silver Price for such day.

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

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels: internal and external governmental supervision. The internal is performed through self-regulation and consists of regular monitoring of the following: the open-outcry process to insure that it is conducted in conformance with all exchange rules; the financial condition of all exchange member firms to insure that they continuously meet financial commitments; and the positions of commercial and non-commercial customers to insure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and monitors their enforcement.

The Platinum Market

The Zurich and London Platinum Bullion Market

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

Platinum is traded generally on a loco Zurich basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, platinum began trading on a loco London basis as well, meaning the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in US dollars) two business days after the trade date against delivery. Delivery of the platinum can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams is equivalent to 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery Platinum plate or ingot is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”).  A Good Delivery plate or ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Plate or Ingot is calculated by multiplying the gross weight (expressed in units of 0.025 troy ounces) by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to that of Good Delivery Standards set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

On December 1, 2014, the LME began administering the operation of electronic platinum bullion price fixing systems (LMEbullion) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix  processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

Daily during London trading hours the LME AM Fix and the LME PM Fix each provide reference platinum prices for that day’s trading. Many long-term contracts are priced on the basis of either the LME AM Fix or the LME PM Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LME AM Fix and the LME PM Fix are viewed as a full and fair representation of all market interest at the conclusion of the electronic price fixing process.  The Trust values its platinum on the basis of the LME PM Fix.

The LME PM Fix results from LMEbullion.  Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Initially, ten LPPM members participated in establishing the LME PM Fix. Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM members or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the LMEbullion system suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The platinum price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LPPFCL, the LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are fully transparent.  The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Commencing December 1, 2014, the Sponsor determined that that the London platinum fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA.

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

On December 1, 2014, the LME began administering LMEbullion that replicatse electronically the manual London palladium fix processes previously employed by the LPPFCL as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

Daily during London trading hours the LME AM Fix and the LME PM Fix each provide reference palladium prices for that day’s trading. Many long-term contracts are priced on the basis of either the LME AM Fix or the LME PM Fix, and market participants usually refer to one or the other of these prices when looking for a basis for valuations. The LME AM Fix and the LME PM Fix are viewed as a full and fair representation of all market interest at the conclusion of the electronic price fixing process.  The Trust values its palladium on the basis of the LME PM Fix.

The LME PM Fix results from LMEbullion.    Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Initially, ten LPPM members participated in establishing the LME PM Fix. Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM members or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the LMEbullion system suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The palladium price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LPPFCL, LBMA and the LME have asserted that the LME’s  electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London palladium fix where the London palladium fix process adjusted the palladium price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London palladium fix. The LME’s electronic price fixing processes are fully transparent.  The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Commencing December 1, 2014, the Sponsor determined that that the London palladium fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing palladium bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s palladium bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s palladium bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA.

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

Valuation of Bullion and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (“Evaluation Time”), the Trustee will evaluate the Bullion held by the Trust and determine both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee will value the Trust’s Bullion on the basis of that day’s London Metal Price for such metal or, if no London Metal Price is made for a metal on such day or has not been announced by the Evaluation Time, the next most recent London Metal Price announced for such metal determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the applicable London Metal Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s Bullion metal is not an appropriate basis for evaluation of the Trust’s Bullion metal, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London Metal Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s Bullion or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Bullion Markets” for a description of the London Metal Price for each Bullion metal.

Once the value of the Bullion has been determined, the Trustee will subtract all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the Bullion and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day on which the valuation takes place. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee will also determine the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities will be conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor will have no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, DTC, Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

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

The Sponsor’s Fee for the year ended December 31, 2014 was $156,284  (December 31, 2013: $198,907; period ended December 31, 2012: $239,748).

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s Bullion as needed to pay the Sponsor’s Fee in Bullion (Bullion transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s Bullion and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s Bullion as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s Bullion. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian, the Zurich Sub-Custodians, or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

The Trustee’s monthly fees and out-of-pocket expenses will be paid by the Sponsor.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell Bullion or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Custodian

JPMorgan Chase Bank, N.A. serves as the Custodian of the Trust’s Bullion. JPMorgan Chase Bank, N.A. is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan Chase Bank, N.A. is a subsidiary of JPMorgan Chase & Co. While the UK operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodians under the Custody Agreements are presently not a regulated activity subject to the supervision and rules of the FCA.

The Custodian’s Role

The Custodian is responsible for safekeeping for the Trust Bullion deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodians and its other sub-custodians, if any. The Custodian facilitates the transfer of Bullion in and out of the Trust through the unallocated Bullion accounts it maintains for each Authorized Participant and the unallocated and allocated Bullion accounts it maintains for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated Bullion to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated platinum and palladium to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific bars of physical silver and specific plates or ingots of physical platinum and palladium to the Trust’s allocated Bullion account. The Custodian provides the Trustee with regular reports detailing the Bullion transfers in and out of the Trust’s unallocated and allocated Bullion accounts and identifying the silver bars and the platinum and palladium plates or ingots held in the Trust’s allocated Bullion account.

The Custodian’s fees and expenses under the Custody Agreements are paid by the Sponsor.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell Bullion or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian.  Any such inspection rights with respect to the Zurich Sub-Custodian are expected to be granted in accordance with the normal course of dealing between the Custodian and the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodians’ facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodians, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the Bullion and the records maintained by the Custodian. The most recent inspection was held by Inspectorate International Limited, a leading commodity inspection and testing company as of December 31, 2014. The Sponsor has not exercised its right to visit the premises of the Zurich Sub-Custodian for the purpose of examining the Trust’s Bullion and related records.

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

Custody of the Trust’s Bullion

Custody of the physical silver deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by other sub-custodians on a temporary basis only in unallocated form. Custody of the physical platinum and palladium deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by the Zurich Sub-Custodians selected by the Custodian in their Zurich, Switzerland vaults and by other sub-custodians on a temporary basis only in unallocated form. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA and the LPPM.

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

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States;

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders also are treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of Bullion to the Trust in exchange for Shares is not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Sharesare the same as its tax basis and holding period for the Bullion delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers Bullion, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the Bullion that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any Bullion sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares immediately prior to the sale, by a fraction the numerator of which is the amount of Bullion sold, and the denominator of which is the total amount of the Bullion held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the Bullion remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the Bullion that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the Bullion held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

A  redemption of some or all of a Shareholder’s Shares in exchange for the underlying Bullion represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the Bullion received in the redemption generally will be the same as the Shareholder’s tax basis for the Shares redeemed. The Shareholder’s holding period with respect to the Bullion received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the Bullion received by the Shareholder will be a taxable event.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical Bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical Bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, for high-income individuals and certain trusts and estates, a 3.8% Medicare contribution tax is imposed on net investment income and gain.  Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders are required to recognize gain or loss on a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions are subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee or the appropriate broker files certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not US persons in order to avoid backup withholding tax.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on certain employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any precious metal is received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in the prospectus and this report, including the Trust’s financial statements and the related notes.

The value of the Shares relates directly to the value of the Bullion held by the Trust and fluctuations in the price of silver, platinum or palladium could materially adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of physical silver, platinum and palladium in the proportions held by the Trust, and the value of the Shares relates directly to the value of the Bullion held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The prices of physical silver, platinum and palladium have fluctuated widely over the past several years. Several factors may affect the price of these metals, including:

•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates;
•	Interest rates;
•	Investment and trading activities of hedge funds and commodity funds;
•	Global or regional political, economic or financial events and situations; and
•	Global Bullion supply and demand.

Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Recycling, jewelry demand and investment demand are also important drivers of silver supply and demand. Global platinum supply is influenced by such factors as production and cost levels in major platinum-producing countries, such as South Africa, which accounted for 75% of the world’s platinum mine supply in 2013. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand.  Global palladium supply is influenced by such factors as production and cost levels in major palladium-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and could potentially soon be exhausted, placing a higher burden on new mine supply.

In addition, investors should be aware that there is no assurance that silver, platinum or palladium will maintain their long-term value in terms of purchasing power in the future. In the event that the price of any metal declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Shares may trade at a price which is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the NYSE Arca and London, Zurich and Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”).

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major Bullion markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for platinum and palladium is reduced after the close of the major world markets for platinum and palladium, including London, Zurich and the COMEX, and liquidity in the market for silver will be reduced after the close of the major world silver markets, including London and the COMEX. As a result, during this time, trading spreads and the resulting premium or discount on the Shares may widen.

A possible “short squeeze” due to a sudden increase in demand of Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing exposure to Bullion or to speculate on the price of Bullion. Speculation on the price of Bullion may involve long and short exposures. To the extent aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in Shares that are not directly correlated to the price of Bullion.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2004 and 2013 world platinum mine supply averaged 6.3 million ounces and world palladium supply averaged 6.76 million ounces. In 2013, mine supply measured 5.9 million ounces of platinum and 6.4 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

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

The London Silver Price may prove unreliable.

Since August 15, 2014, the Trust has utilized the London Silver Price as the benchmark price for valuing silver held, received or delivered by the Trust.  Prior to August 15, 2014, the Trust utilized the London silver fix as its benchmark for valuation purposes.  The London silver fix, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market members of the London Bullion Market Association at approximately 12:00 noon, London time, on each working day and was widely accepted among silver market participants.  The London Silver Price, and the mechanism for its establishment, have a limited operating history and may, among other things:

•	not behave over time like the London silver fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London silver fix;
•	result in delays or errors in the determination of a daily benchmark price of silver;
•	not be as widely accepted as the London silver fix; or
•	otherwise prove unreliable.

If the London Silver Price is unreliable for any reason, the price of silver and the market price for the Shares may decline or be subject to greater volatility.

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing platinum and palladium held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon platinum fix and the London afternoon palladium fix as its benchmarks for valuation purposes. The London afternoon fix for platinum and palladium was the price of an ounce of platinum or palladium as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among platinum and palladium market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of platinum and palladium price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

•	not behave over time like the London afternoon platinum fix and the London afternoon palladium fix have historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon platinum fix or the London afternoon palladium fix;
•	result in delays or errors in the determination of a daily benchmark price of platinum or palladium;
•	not be as widely accepted as the London afternoon platinum fix or the London afternoon palladium fix; or
•	otherwise prove unreliable.

If the LME PM Fix is unreliable for any reason, the price of platinum or palladium and the market price for the Shares may decline or be subject to greater volatility.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions the effect of which is to keep the price of the Shares closely linked to the prices of the underlying Bullion, by allowing the market participants to profit from divergences, may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of Bullion to and by the Custodian) encounter any unanticipated difficulties, including, but not limited to, the Trust’s inability in the future to obtain regulatory approvals for the offer and sale of additional Shares after the present offering is completed, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the prices of the underlying Bullion may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the prices of the underlying Bullion and may fall.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares, although the Sponsor registered as a commodity pool operator with the CFTC in 2011. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

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

The lack of an active market for the Shares may result in losses on investment at the time of disposition of the Shares.

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

The Trust will compete with other financial vehicles, including traditional debt and equity securities issued by companies in the silver, platinum and palladium industries and other securities backed by or linked to Bullion, direct investments in Bullion and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Bullion directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The price of Bullion may be affected by the sale of ETVs tracking the silver, platinum or palladium markets.

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

The possibility of large-scale distress sales of Bullion in times of crisis may have a short-term negative impact on the price of Bullion and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of silver, platinum and palladium largely due to forced sales and deleveraging from institutional investors. Crises in the future may impair Bullion’s price performance which would, in turn, adversely affect an investment in the Shares.

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

A significant change in the attitude of speculators and investors towards Bullion. Should the speculative community take a negative view towards any Bullion metals, it could cause a decline in world prices for such Bullion metals, negatively impacting the price of the Shares.

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, the Zurich Sub-Custodians and any other sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s Bullion for which no person is liable.

The Trust does not insure its Bullion. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the Bullion held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodians or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the Bullion held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, the Zurich Sub-Custodians and any other sub-custodian under English law, and any other sub-custodian under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s Bullion which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its Bullion and any recovery may be limited, even in the event of fraud, to the market value of the Bullion at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the agreements between the Trustee and the Custodian which establish the Trust’s unallocated Bullion account (“Unallocated Account Agreement”) and the Trust’s allocated Bullion account (“Allocated Account Agreement”), the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the Bullion held in the Trust’s allocated account (“Trust Allocated Account”) at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of Bullion credited to the Trust’s unallocated account (“Trust Unallocated Account”) at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another Bullion clearing bank, the liability of the Bullion clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian, any Zurich Sub-Custodian, or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, any Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian, a Zurich Sub-Custodian or any other sub-custodian concerning its Bullion.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian will enter into arrangements with any Zurich Sub-Custodian and may enter into arrangements with any other sub-custodians for the custody or temporary holding of the Trust’s Bullion, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA or LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Although the relationships between the Custodian and the Zurich Sub-Custodians concerning the Trust’s allocated Bullion are expressly governed by English law, a court hearing any legal dispute concerning their arrangements may disregard that choice of law and apply Swiss law, in which case the ability of the Trust to seek legal redress against any Zurich Sub-Custodian may be frustrated.

The obligations of the Zurich Sub-Custodians under their arrangements with the Custodian with respect to the Trust’s allocated Bullion are or will be expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to those arrangements. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodians’ arrangements, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodians to the extent that a loss to the Trust’s Bullion may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against a Zurich Sub-Custodian may be frustrated by application of Swiss law.

The Trust may not have adequate sources of recovery if its Bullion is lost, damaged, stolen or destroyed.

If the Trust’s Bullion is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, the Zurich Sub-Custodians or any other sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodians, and any other sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian, any Zurich Sub-Custodian or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

The Custodian may be reliant on the Zurich Sub-Custodians for the safekeeping of the Trust’s platinum and palladium held in Zurich on an allocated basis. Furthermore, the Custodian has limited obligations to oversee or monitor the Zurich Sub-Custodians. As a result, failure by a Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s platinum and palladium could result in a loss to the Trust.

While some trading occurs in London, platinum and palladium also trade on a loco Zurich basis, whereby the physical precious metal is held in vaults located in Zurich or is transferred into accounts established in Zurich. The Custodian does not have a vault in Zurich and will be reliant on one or more Zurich Sub-Custodians for the safekeeping of that portion of the Trust’s allocated platinum and palladium that is held in Zurich. Other than obligations to (1) use reasonable care in appointing a Zurich Sub-Custodian, (2) require the Zurich Sub-Custodians to segregate the platinum and palladium held by it for the Trust from any other platinum and palladium held by it for the Custodian and any other customers of the Custodian by making appropriate entries in its books and records and (3) ensure that a Zurich Sub-Custodian provides confirmation to the Trustee that it has undertaken to segregate the platinum and palladium held by it for the Trust, the Custodian is not liable for the acts or omissions of the Zurich Sub-Custodians. Other than as described above, the Custodian does not undertake to monitor the performance by the Zurich Sub-Custodians of their custody functions. The Trustee’s obligation to monitor the performance of the Custodian is limited to receiving and reviewing the reports of the Custodian. The Trustee does not monitor the performance of the Zurich Sub-Custodians or any other sub-custodian. In addition, the ability of the Trustee and the Sponsor to monitor the performance of the Custodian may be limited because, under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian or a Zurich Sub-Custodian for the purpose of examining the Trust’s platinum or palladium and certain related records maintained by the Custodian or the Zurich Sub-Custodians.

As a result of the above, any failure by a Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s platinum or palladium may not be detectable or controllable by the Custodian, the Sponsor or the Trustee and could result in a loss to the Trust.

Because neither the Trustee nor the Custodian oversees or monitors the activities of sub-custodians who may hold the Trust’s Bullion, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s Bullion could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s Bullion on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are (1) in London only for all Bullion, Barclays Bank plc, The Bank of Nova Scotia–ScotiaMocatta, HSBC Bank USA, N.A. and Deutsche Bank A.G., (2) in London and Zurich for all Bullion, Union Bank of Switzerland (UBS), Brink’s Global Services Inc., (3) in London for Silver only, Via Mat International and (4) in Zurich only for platinum and palladium only, Credit Suisse, and the Custodian may use other LBMA and LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian will select the Zurich Sub-Custodians, and each Zurich Sub-Custodian will custody that portion of the Trust’s allocated platinum and palladium to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodians and any other sub-custodian, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s Bullion from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian.

The obligations of any sub-custodian of the Trust’s Bullion are not determined by contractual arrangements but by LBMA and LPPM rules and London or Zurich Bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its Bullion custodied with sub-custodians.

Except for the Custodian’s arrangements with the Zurich Sub-Custodians, there are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s Bullion and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s and the LPPM’s rules and on the customs and practices of the London or Zurich Bullion markets. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s and the LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of Bullion. If the Trust’s Bullion is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s Bullion will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of Bullion by such sub-custodians.

Physical Bullion allocated to the Trust in connection with the creation of a Basket may not meet the Good Delivery Standards and, if a Basket is issued against such Bullion, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the physical silver, platinum or palladium allocated to the Trust in connection with the creation of a Basket. The Bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for silver bars or the LPPM’s standards for platinum and palladium plates and ingots delivered in settlement of a Bullion trade (“Good Delivery Standards”), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such Bullion, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

Bullion held in the Trust’s unallocated Bullion account and any Authorized Participant’s unallocated Bullion account will not be segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the silver bars and platinum and palladium plates and ingots held in the Trust’s allocated Bullion account.

Bullion which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust Unallocated Account and, previously or subsequently, in the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific bars of silver or plates or ingots of platinum or palladium held by the Custodian and each is an unsecured creditor of the Custodian with respect to the amount of Bullion held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s Bullion in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a sub-custodian fails to so segregate Bullion held by it on behalf of the Trust, unallocated Bullion will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of Bullion held in their respective unallocated Bullion accounts.

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

The Trustee will sell Bullion held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current silver, platinum and palladium prices. The Trust is not actively managed and no attempt will be made to buy or sell Bullion to protect against or to take advantage of fluctuations in the price of any Bullion metal. Consequently, the Trust’s Bullion may be sold at a time when the Bullion prices are low, resulting in a negative effect on the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Trustee under the Trust Agreement.

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith or willful misconduct on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 3, 2010, the Trust’s Shares commenced trading on the NYSE Arca under the symbol WITE, and the Trust commenced operations, began accruing expenses and began the calculation of NAV. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2014 and 2013:

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$41.75	$37.87
June 30, 2014	$41.80	$38.83
September 30, 2014	$42.56	$35.32
December 31, 2014	$35.82	$32.61

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$54.63	$49.17
June 30, 2013	$49.52	$36.03
September 30, 2013	$44.98	$36.93
December 31, 2013	$42.56	$37.31

The number of Shares of the Trust as of February 26, 2015 was 650,000.

Monthly Share Price

The following table sets forth, for each if the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2014	$40.94	$39.75
September 2014	$39.43	$35.32
October 2014	$35.82	$34.07
November 2014	$34.46	$32.61
December 2014	$35.26	$33.05
January 2015	$36.53	$33.29

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this annual report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2014 and 2013:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Silver	Platinum	Palladium
January 2014	-	-	-	-
February 2014	-	-	-	-
March 2014	-	-	-	-
April 2014	-	-	-	-
May 2014	-	-	-	-
June 2014	50,000	0.979	0.010	0.008
July 2014	-	-	-	-
August 2014	-	-	-	-
September 2014	-	-	-	-
October 2014	-	-	-	-
November 2014	-	-	-	-
December 2014	-	-	-	-
Total	50,000

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Silver	Platinum	Palladium
January 2013	-	-	-	-
February 2013	-	-	-	-
March 2013	-	-	-	-
April 2013	-	-	-	-
May 2013	150,000	0.986	0.010	0.008
June 2013	-	-	-	-
July 2013	-	-	-	-
August 2013	-	-	-	-
September 2013	-	-	-	-
October 2013	-	-	-	-
November 2013	-	-	-	-
December 2013	-	-	-	-
Total	150,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$21,863	$26,266	$34,887	$39,777	$36,027
Total (loss) / gain on Bullion	$(2,567)	$(6,924)	$581	$(4,904)	$-
Change in net assets from operations	$(2,723)	$(7,123)	$342	$(5,259)	$(15)
Weighted average number of Shares	674,110	748,493	776,503	1,003,425	527,273
Net (decrease) / increase in net assets per Share	$(4.04)	$(9.52)	$0.44	$(5.24)	$(0.03)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for Bullion, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “WITE.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the price per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”) since inception.

NAV per Share vs. Proportionate Price from November 29, 2010 (the Date of Inception) to December 31, 2014

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

Valuation of Bullion

The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant“ London Metal Price” for each metal held by the Trust.  For platinum and palladium this is the LME PM Fix for platinum or palladium (as applicable) of the price of an ounce of such metal performed in London, England by fixing members of the London Platinum and Palladium Market (“LPPM”),. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using cost.

Prior to August 15, 2014, the Trust utilized the “London Fix” for silver as its benchmark for silver valuation purposes. The London Fix for silver, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market making members of the LBMA at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants. Effective from August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  As of the date of filing, the London Silver Price is established by the five LBMA-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in Bullion - cost	24,243	26,266	34,887
Unrealized (loss) / gain on investment in Bullion	(2,380)	387	2,737
Investment in Bullion - fair value	21,863	$26,653	$37,624

Inspection of Bullion

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodians for the purpose of examining the Trust’s Bullion and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodians’ facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodians, the Trustee has no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s Bullion or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the Bullion and the records maintained by them.  The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian and Zurich Sub-Custodian was conducted on December 31, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2014 and 2013, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Total (loss) / gain on Bullion	$(2,567)	$(6,924)	$581
Net change in net assets from operations	$(2,723)	$(7,123)	$342
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2014

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the Bullion owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day. In previous years amounts were reported under non-investment company accounting, and the NAV reflected redeemable Shares at redemption value to investors.

The Trust’s NAV decreased from $26,639,308 at December 31, 2013 to $21,851,984 at December 31, 2014, a 17.97% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the prices per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 11.13% in the year and a decrease in outstanding Shares, which fell from 700,000 Shares at December 31, 2013 to 650,000 Shares at December 31, 2014, a result of 50,000 Shares (1 Basket) being redeemed during the year.  No Shares were created during the year.

The NAV per Share decreased 11.67% from $38.06 at December 31, 2013 to $33.62 at December 31, 2014. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $156,284 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $42.61 at July 10, 2014 was the highest during the year, compared with a low of $32.43 at November 14, 2014.

Change in net assets arising from the change in accounting principle (refer to Note 2.1 to the financial statements) as of January 1, 2014 was $386,941.  The decrease in net assets from operations for the year ended December 31, 2014 was $2,723,493, resulting from a realized gain of $6,046 on the transfer of Bullion to pay expenses and a realized gain of $194,035 on Bullion distributed for the redemption of Shares, offset by a change in unrealized loss on investment in Bullion of $2,767,290 and Sponsor’s Fees of $156,284. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

The year ended December 31, 2013

The Trust’s NAV decreased from $37,605,438 at December 31, 2012 to $26,639,308 at December 31, 2013, a 29.16% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the Proportionate Price, which fell 23.64% in the year and a decrease in outstanding Shares, which fell from 750,000 Shares at December 31, 2012 to 700,000 Shares at December 31, 2013, a result of 100,000 Shares (2 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the year.

The NAV per Share fell from $50.14 at December 31, 2012 to $38.06 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $198,907 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $54.51 at February 7, 2013 was the highest during the year, compared with a low of $36.37 at June 27, 2013.

The net loss from operations for the year ended December 31, 2013 was $7,122,970, resulting from a net loss of $7,549 on the transfer of Bullion to pay expenses and a net loss of $494,907 on Bullion distributed for the redemption of Shares, a realized loss of $6,421,607 on Bullion and Sponsor’s Fee of $198,907. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

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

The Proportionate Price, increased 7.85% during the year.

The NAV per Share increased 7.21% from $46.77 at December 31, 2011 to $50.14 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $239,748 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $59.82 at February 29, 2012 was the highest during the year, compared with a low of $44.92 at July 12, 2012.

The net gain from operations for the year ended December 31, 2012 was $341,815, resulting from a net gain of $20,279 on the transfer of Bullion to pay expenses and a net gain of $561,284 on Bullion distributed for the redemption of Shares, offset by Sponsor’s Fee of $239,748. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$41	$43	$38	$34	$156
Total expenses	41	43	38	34	156

Net investment loss	(41)	(43)	(38)	(34)	(156)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	2	3	3	(2)	6
Realized gain / (loss) on Bullion distributed for the redemption of Shares	-	-	194	-	194
Change in unrealized gain / (loss) on investment in Bullion	1,102	1,402	(4,097)	(1,174)	(2,767)
Total gain (loss) on Bullion	1,104	1,405	(3,900)	(1,176)	(2,567)

Change in net assets from operations	$1,063	$1,362	$(3,938)	$(1,210)	$(2,723)

Net increase / (decrease) in net assets per Share	$1.52	$1.95	$(6.06)	$(1.86)	$(4.04)

Weighted average number of Shares	700,000	697,253	650,000	650,000	674,110

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of Bullion transferred to pay expenses	$62	$56	$43	$44	$205
Cost of Bullion transferred to pay expenses	(56)	(57)	(50)	(49)	(212)
Gain / (loss) on Bullion transferred to pay expenses	6	(1)	(7)	(5)	(7)

Loss on Bullion distributed for the redemption of Shares	-	(495)	-	-	(495)
Unrealized (loss) / gain on investment in Bullion	-	(7,165)	2,531	4,634	-
Realized loss on investment in Bullion	-	-	-	(6,422)	(6,422)
Total gain / (loss) on Bullion	6	(7,661)	2,524	(1,793)	(6,924)

Expenses
Sponsor's fee	64	47	44	44	199
Total expenses	64	47	44	44	199
Net (loss) / gain from operations	$(58)	$(7,708)	$2,480	$(1,837)	$(7,123)

Net (loss) / gain per Share	$(0.07)	$(10.24)	$3.54	$(2.62)	$(9.52)

Weighted average number of Shares	843,333	752,747	700,000	700,000	748,493

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-17 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2014.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

Item 9B. Other Information

As a result of Christopher Foulds’s temporary incapacity as the Sponsor’s Chief Financial Officer and Treasurer, due to illness, Joseph Roxburgh served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer from November 4, 2014 to February 26, 2015.  On February 26, 2015 Mr. Foulds resumed his duties as the Sponsor’s Chief Financial Officer and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US.  Assets under management in those companies are in excess of US$15 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Joseph Roxburgh – Chief Financial Officer and Treasurer

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 and he served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until February 26, 2015 when Mr. Foulds resumed his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2014, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

	Amount and
	Nature
	of Beneficial	Percent of
Name and Address	Ownership	Class
JPMorgan Chase & Co. 270 Park Avenue New York, NY 10017	100,000	15.38%

Virtu Financial LLC 645 Madison Avenue New York, NY 10022	32,568	5.01%

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

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Audit fees	$59,663	$56,250
Audit related fees	42,500	15,000
	$102,163	$71,250

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

ETFS WHITE METALS BASKET TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS White Metals Basket Trust

New York, New York

We have audited the accompanying statements of assets and liabilities of ETFS White Metals Basket Trust (the "Trust"), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and the statements of cash flows for each of the two years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS White Metals Basket Trust as of December 31, 2014 and 2013, the results of its operations for the each of the three years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows and for the each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in bullion and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS WHITE METALS BASKET TRUST

Statements of  Assets and Liabilities
At December 31, 2014 and 2013

	December 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion (2)
Silver (cost: December 31, 2014: $12,374; December 31, 2013: $13,406)	$10,134	$13,406
Platinum (cost: December 31, 2014: $8,617; December 31, 2013: $9,336)	7,678	9,336
Palladium (cost: December 31, 2014: $3,252; December 31, 2013: $3,524)	4,051	3,524
Total investment in Bullion	21,863	26,266

Total assets	21,863	26,266

LIABILITIES
Fees payable to Sponsor	11	14
Total Liabilities	11	14

NET ASSETS	$21,852	$26,252

ANALYSIS OF NET ASSETS
Redeemable Shares at redemption value to investors (3)	21,852	26,639
Shareholders' deficit	-	(387)
Total net assets (3)	$21,852	$26,252

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At December 31, 2014, the investment in Bullion is valued at fair value. At December 31, 2013 the investment in Bullion was valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and fair value of the investment in Bullion.

(3)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2014 were 650,000 and at December 31, 2013 were 700,000. Net asset value per Share at December 31, 2014 was $33.62 and at December 31, 2013 was $38.06.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Schedules of Investments
At December 31, 2014 and 2013

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Silver	634,560.7	$12,374	$10,134	46.38%
Platinum	6,345.7	8,617	7,678	35.14%
Palladium	5,076.5	3,252	4,051	18.54%
Total investment in Bullion		$24,243	$21,863	100.05%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Silver	687,498.1	$13,406	$13,406	51.07%
Platinum	6,875.1	9,336	9,336	35.56%
Palladium	5,500.0	3,524	3,911	13.42%
Total investment in Bullion		$26,266	$26,653	100.05%

(1)Calculated as investment in Bullion at fair value divided by net assets, as at December 31, 2014, investment in Bullion is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in Bullion at cost divided by net assets, as at December 31, 2013, investment in Bullion was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Operations
For the years ended December 31, 2014, 2013 and 2012

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2014 (1)	December 31, 2013 (2)	December 31, 2012 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$156	$199	$239
Total expenses	156	199	239

Net investment loss	(156)	(199)	(239)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	6	(7)	20
Realized gain / (loss) on Bullion distributed for the redemption of Shares	194	(495)	561
Change in unrealized loss on investment in Bullion	(2,767)	(6,422)	-
Total (loss) / gain on Bullion	(2,567)	(6,924)	581

Change in net assets from operations	$(2,723)	$(7,123)	$342

Net (decrease) / increase in net assets per Share	$(4.04)	$(9.52)	$0.44

Weighted average number of Shares	674,110	748,493	776,503

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$5,041	$-

Value of Bullion distributed for redemption of Shares - at cost	$7,028	$4,669

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(7,123)	$342
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease in investment in Bullion	8,621	4,890
Decrease in fees payable to Sponsor	(5)	(1)
Increase / (decrease) in redeemable Shares:
Creations	5,041	-
Redemptions	(6,534)	(5,231)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$205	$241

(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the year ended December 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statement of Changes in Net Assets

For the year ended December 31, 2014

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	700,000	$26,252
Effect of adoption of new accounting principle (see Note 2.1)		387
Net investment loss		(156)
Realized gain on investment in Bullion		200
Change in unrealized loss on investment in Bullion		(2,767)
Creations	-	-
Redemptions	(50,000)	(2,064)
Closing balance at December 31, 2014	650,000	$21,852

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS WHITE METALS BASKET TRUST

Statements of Changes in Shareholders’ Deficit

For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
Shareholder's deficit - opening balance	$(2,737)	$-
Net (loss) / gain from operations	(7,123)	342
Adjustment of redeemable Shares to redemption value	9,473	(3,079)
Shareholders' deficit - closing balance	$(387)	$(2,737)

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS WHITE METALS BASKET TRUST

Financial Highlights

For the year ended December 31, 2014

Year
Ended
December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$38.06
Income from investment operations:
Net investment loss	(0.23)
Total realized and unrealized gains or losses on investment in Bullion	(4.21)
Change in net assets from operations	(4.44)

Net asset value per Share at end of year	$33.62

Weighted average number of Shares	674,110

Expense Ratio
Sponsor's Fee per Share	0.60%

Net Investment Loss Ratio
Net investment loss ratio	(0.60)%

Total Return	(11.67)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Statement of Assets and Liabilities and Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the year ended December 31, 2014.

2.	A Schedule of Investments is required as of December 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the year ended December , 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the year ended December 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior years’ statements of cash flows are still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

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

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor, (the “Zurich Sub-Custodian”) at its Zurich, Switzerland vaulting premises on a segregated basis. The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust.

Prior to August 15, 2014, the Trust utilized the “London Fix” for silver as its benchmark for silver valuation purposes. The London Fix for silver, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market making members of the LBMA at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.  Effective from August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  As of the date of filing, the London Silver Price is established by the five LBMA-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price.

Prior to December 1, 2014 the Trust utilized the “London Fix” for platinum or palladium (as applicable) of the price of an ounce of such metal performed in London, England by fixing members of the London Platinum and Palladium Market (“LPPM”). Effective December 1, 2014, the London Metal Exchange (“LME”) began administering the operation of electronic platinum and palladium bullion price fixing systems (“LMEbullion”) that replicates electronically the previous manual London platinum and palladium fix processes.  The “London Metal Price” for platinum and palladium held by the Trust is the afternoon fix of LMEbullion (the “LME PM Fix”).

Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated on a trade date basis using cost.

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Bullion (continued)

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the Bullion and all other assets held by the Trust. The table below summarizes the unrealized gains or realized losses on the Trust’s Bullion holdings as of December 31, 2014 and 2013:

	December 31, 2014
(Amounts in 000's of US$)	Silver	Platinum	Palladium	Total
Investment in Bullion - cost	$12,374	$8,617	$3,252	$24,243
Unrealized (loss) / gain on investment in Bullion	(2,240)	(939)	799	(2,380)
Investment in Bullion - fair value	$10,134	$7,678	$4,051	$21,863

	December 31, 2013
(Amounts in 000's of US$)	Silver	Platinum	Palladium	Total
Investment in Bullion - cost	$13,406	$9,336	$3,524	$26,266
Unrealized gain on investment in Bullion	-	-	387	387
Investment in Bullion - fair value	$13,406	$9,336	$3,911	$26,653

Effective January 1, 2014, the Trust records its investment in Bullion at fair value and recognizes changes in fair value of the investment in Bullion as change in unrealized gain  / loss on investment in Bullion in the Statement of Operations.

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

2.2. Valuation of Bullion (continued)

Fair Value Hierarchy

Inputs

Generally accepted accounting principles establish a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

–	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access.
–	Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

–	Level 3.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Level 2
Investment in Bullion	$21,863	$26,653

There were no re-allocations or transfers between levels during the period.

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three days of the trade date. There was no Bullion receivable or payable at December 31, 2014 and 2013.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and 2012 and as Net Assets as of December 31, 2014.  The Trust records the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in the Shares for the years ended December 31, 2013 and 2012 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	750,000	850,000
Creations	100,000	-
Redemptions	(150,000)	(100,000)
Closing balance	700,000	750,000

Redeemable Shares
Opening balance	$37,605	$39,757
Creations	5,041	-
Redemptions	(6,534)	(5,231)
Adjustment to redemption value	(9,473)	3,079
Closing balance	$26,639	$37,605

Redemption value per Share at period end	$38.06	$50.14

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.5.  Realized Gains / Losses

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.7. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2014 and 2013 is set out below:

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2014
Ounces of Bullion	Silver	Platinum	Palladium	Total
Opening balance	687,498.1	6,875.1	5,500.0	699,873.2
Redemptions	(48,938.9)	(489.4)	(391.5)	(49,819.8)
Transfers of Bullion to pay expenses	(3,998.5)	(40.0)	(32.0)	(4,070.5)
Closing balance	634,560.7	6,345.7	5,076.5	645,982.9

Investment in Bullion
Opening balance	$13,406	$9,336	$3,911	$26,653
Redemptions	(1,019)	(718)	(327)	(2,064)
Realized gain on Bullion distributed for the redemption of Shares	65	53	76	194
Transfers of Bullion to pay expenses	(77)	(56)	(26)	(159)
Realized (loss) / gain on Bullion transferred to pay expenses	(1)	2	5	6
Unrealized (loss) / gain on investment in Bullion	(2,240)	(939)	412	(2,767)
Closing balance	$10,134	$7,678	$4,051	$21,863

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2013
Ounces of Bullion	Silver	Platinum	Palladium	Total
Opening balance	741,050.4	7,410.5	5,928.4	754,389.3
Creations	98,745.0	987.5	790.0	100,522.5
Redemptions	(147,834.5)	(1,478.3)	(1,182.7)	(150,495.5)
Transfers of Bullion to pay expenses	(4,462.8)	(44.6)	(35.7)	(4,543.1)
Closing balance	687,498.1	6,875.1	5,500.0	699,873.2

Investment in Bullion
Opening balance	$20,883	$10,234	$3,770	$34,887
Creations	2,976	1,531	534	5,041
Redemptions	(3,533)	(2,190)	(810)	(6,533)
Realized (loss) / gain on Bullion distributed for the redemption of Shares	(667)	119	53	(495)
Transfers of Bullion to pay expenses	(112)	(67)	(26)	(205)
Realized (loss) /gain on Bullion transferred to pay expenses	(15)	5	3	(7)
Realized loss on investment in Bullion	(6,126)	(296)	-	(6,422)
Closing balance	$13,406	$9,336	$3,524	$26,266

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

For the year ended December 31, 2014 the Sponsor’s Fee was $156,284  (December 31, 2013: $198,907;  December 31, 2012: $239,748).

As of December 31, 2014, $11,172 was payable to the Sponsor (December 31, 2013: $13,619).

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

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: March 2, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2015	/s/ Christopher Foulds
Christopher
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.