Form 10-Q
period 2015-06-30
ETFS White Metals Basket Trust
filed 2015-08-06
CIK 1489024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of August 4, 2015, ETFS White Metals Basket Trust has 600,000 ETFS Physical WM Basket Shares outstanding.

ETFS WHITE METALS BASKET TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

ETFS WHITE METALS BASKET TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Silver (cost: June 30, 2015: $12,337; December 31, 2014: $12,374)	$9,933	$10,134
Platinum (cost: June 30, 2015: $8,591; December 31, 2014: $8,617)	6,820	7,678
Palladium (cost: June 30, 2015: $3,242; December 31, 2014: $3,252)	3,426	4,051
Total investment in Bullion	20,179	21,863

Total assets	20,179	21,863

LIABILITIES
Fees payable to Sponsor	10	11
Total Liabilities	10	11

NET ASSETS (1)	$20,169	$21,852

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2015 were 650,000 and at December 31, 2014 were 650,000. Net asset values per Share at June 30, 2015 and December 31, 2014 were $31.03 and $33.62, respectively.

See Notes to the Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Schedules of Investments
At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and precentage data)
Silver	632,659.4	$12,337	$9,933	49.25%
Platinum	6,326.7	8,591	6,820	33.81%
Palladium	5,061.3	3,242	3,426	16.99%
Total investment in Bullion		$24,170	$20,179	100.05%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Silver	634,560.7	$12,374	$10,134	46.38%
Platinum	6,345.7	8,617	7,678	35.14%
Palladium	5,076.5	3,252	4,051	18.54%
Total investment in Bullion		$24,243	$21,863	100.05%

See Notes to the Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$32	$43	$65	$83
Total expenses	32	43	65	83

Net investment loss	(32)	(43)	(65)	(83)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(4)	3	(7)	4
Change in unrealized (loss) / gain on investment in Bullion	(1,151)	1,402	(1,611)	2,503
Total (loss) / gain on Bullion	(1,155)	1,405	(1,618)	2,507

Change in net assets from operations	$(1,187)	$1,362	$(1,683)	$2,424

Net (decrease) / increase in net assets per Share	$(1.83)	$1.95	$(2.59)	$3.47

Weighted average number of Shares	650,000	697,253	650,000	698,619

See Notes to the Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Condensed Statements of Changes in Net Assets
For the six months ended June 30, 2015 (Unaudited) and the year ended December 31, 2014

	Six Months Ended June 30, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	650,000	$21,852
Net investment loss		(65)
Realized loss on investment in Bullion		(7)
Change in unrealized loss on investment in Bullion		(1,611)
Creations	-	-
Redemptions	-	-
Closing balance at June 30, 2015	650,000	$20,169

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	700,000	$26,252
Effect of adoption of new accounting principle (see Note 2.1)		387
Net investment loss		(156)
Realized gain on investment in Bullion		200
Change in unrealized loss on investment in Bullion		(2,767)
Creations	-	-
Redemptions	(50,000)	(2,064)
Closing balance at December 31, 2014	650,000	$21,852

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS WHITE METALS BASKET TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$32.86	$39.57	$33.62	$38.06
Income from investment operations:
Net investment loss	(0.05)	(0.06)	(0.10)	(0.12)
Total realized and unrealized gains or losses on investment in Bullion	(1.78)	2.01	(2.49)	3.58
Change in net assets from operations	(1.83)	1.95	(2.59)	3.46

Net asset value per Share at end of period	$31.03	$41.52	$31.03	$41.52

Weighted average number of Shares	650,000	697,253	650,000	698,619

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Non-Annualized Total Return	(5.57)%	4.93%	(7.70)%	9.09%

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

The accompanying condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

ETFS WHITE METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1. Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in Bullion at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in Bullion at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

Following the release of FASB Accounting Standards Update (“ASU”) 2013-08 Topic 946: Amendments to the Scope, Measurement and Disclosure Requirements, the Sponsor has re-evaluated whether the Trust falls within scope and has concluded that for reporting purposes, the Trust is classified as an investment company effective January 1, 2014.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

ETFS WHITE METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Bullion

The Trust follows the provisions of ASC 820, Fair Value Measurements ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Bullion is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises on a segregated basis. The allocated platinum and palladium may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum and palladium in the Trust’s allocated account in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor, (the “Zurich Sub-Custodian”). The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant “London Metal Price” for each metal held by the Trust.  This is the applicable “London Silver Price” for silver and for platinum and palladium the applicable “London Metal Exchange (“LME”) PM Price”.

Since August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  The London Silver Price is established by the five London Bullion Market Assocation ("LBMA")-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price.

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

Since December 1, 2014, the London Metal Exchange has been responsible for the administration of the electronic platinum and palladium bullion price fixing system (“LMEbullion”) that replicates electronically the manual London platinum and palladium fixing processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum and palladium bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London platinum and palladium fix processes, establishes and publishes fixed prices for troy ounces of platinum and palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”).

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

The Trust recognizes changes in fair value of the investment in Bullion as changes in unrealized gains or losses on investment in Bullion through the Condensed Statement of Operations.

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

Fair Value Hierarchy

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

·	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.
·	Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

·	Level 3.

Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2015	December 31, 2014
Level 2
Investment in Bullion	$20,179	$21,863

There were no transfers between levels during the period ended June 30, 2015 and the year ended December 31, 2014.

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

ETFS WHITE METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person  or entity who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other Bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the Bullion required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated Bullion account, either loco London or loco Zurich, established with the Custodian or a Bullion clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2015 and December 31, 2014.

ETFS WHITE METALS BASKET TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.6.  Investment in Bullion

Changes in ounces of Bullion and their respective values for the six months ended June 30, 2015 and for the year ended December 31, 2014 are set out below:

(Amounts in 000's of US$, except for ounces data)	Six Months Ended June 30, 2015
Ounces of Bullion	Silver	Platinum	Palladium	Total
Opening balance	634,560.7	6,345.7	5,076.5	645,982.9
Transfers of Bullion to pay expenses	(1,901.3)	(19.0)	(15.2)	(1,935.5)
Closing balance	632,659.4	6,326.7	5,061.3	644,047.4

Investment in Bullion
Opening balance	$10,134	$7,678	$4,051	$21,863
Transfers of Bullion to pay expenses	(32)	(22)	(12)	(66)
Realized (loss) / gain on Bullion transferred to pay expenses	(5)	(4)	2	(7)
Change in unrealized loss on investment in Bullion	(164)	(832)	(615)	(1,611)
Closing balance	$9,933	$6,820	$3,426	$20,179

(Amounts in 000's of US$, except for ounces data)	December 31, 2014
Ounces of Bullion	Silver	Platinum	Palladium	Total
Opening balance	687,498.1	6,875.1	5,500.0	699,873.2
Redemptions	(48,938.9)	(489.4)	(391.5)	(49,819.8)
Transfers of Bullion to pay expenses	(3,998.5)	(40.0)	(32.0)	(4,070.5)
Closing balance	634,560.7	6,345.7	5,076.5	645,982.9

Investment in Bullion
Opening balance	$13,406	$9,336	$3,911	$26,653
Redemptions	(1,019)	(718)	(327)	(2,064)
Realized gain on Bullion distributed for the redemption of Shares	65	53	76	194
Transfers of Bullion to pay expenses	(77)	(56)	(26)	(159)
Realized (loss) / gain on Bullion transferred to pay expenses	(1)	2	5	6
Change in unrealized (loss) / gain on investment in Bullion	(2,240)	(939)	412	(2,767)
Closing balance	$10,134	$7,678	$4,051	$21,863

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

For the three months ended June 30, 2015 and 2014 the Sponsor’s Fee was $31,831 and $42,513, respectively. For the six months ended June 30, 2015 and 2014 the Sponsor’s Fee was $64,571 and $83,614, respectively.

At June 30, 2015 and at December 31, 2014, the fees payable to the Sponsor were $9,978 and $11,172, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014.

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

Realized gains / losses result from the transfer of Bullion for Share redemptions and / or to pay expenses and are recognized on a trade date basis using cost.

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in Bullion and substantially all the Trust’s assets are holdings of Bullion, which creates a concentration risk associated with fluctuations in the price of Bullion. Several factors could affect the price of Bullion, including: (i) global Bullion supply and demand, which is influenced by factors such as general changes in economic conditions, such as a recession or other economic downturn, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand, and production and cost levels in major Bullion-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Bullion will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Bullion declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

ETFS WHITE METALS BASKET TRUST

The Quarter Ended June 30, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the Bullion owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $21,356,010 at March 31, 2015 to $20,169,326 at June 30, 2015,  a 5.56% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 5.41% during the quarter.

No Shares were created or redeemed during the quarter, therefore Shares outstanding at June 30, 2015 and March 31, 2015 were 650,000.

NAV per Share decreased 5.57% from $32.86 at March 31, 2015 to $31.03 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $31,831 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $34.87 at May 18, 2015 was the highest during the quarter, compared with a low of $31.03 at June 30, 2015.

The decrease in net assets from operations for the quarter ended June 30, 2015 was $1,186,683, resulting from  a realized loss of $3,921 on the transfer of Bullion to pay expenses, a change in unrealized loss on investment in Bullion of $1,150,931 and the Sponsor’s Fee of $31,831. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2015.

The Six Month Period Ended June 30, 2015

The Trust’s NAV decrease from $21,851,984 at December 31, 2014 to $20,169,326 at June 30, 2015, a 7.70% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the Proportionate Price, which fell 7.42% during the period.

No Shares were created or redeemed during the period, therefore Shares outstanding at December 31, 2014 and June 30, 2015 were 650,000.

NAV per Share decreased 7.70% from $33.62 at December 31, 2014 to $31.03 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to the Sponsor’s Fee, which was $64,571 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $36.38 at January 21, 2015 was the highest during the period, compared with a low of $31.03 at June 30, 2015.

The decrease in net assets from operations for the period ended June 30, 2015 was $1,682,858, resulting from a realized loss of $7,077 on the transfer of Bullion to pay expenses, a change in unrealized loss on investment in Bullion of $1,611,210 and the Sponsor Fee of $64,571. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At June 30, 2015 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).None.

Item 2(b).Not applicable.

Item 2(c).For the three months ended June 30, 2015:

0 Baskets were created.

0 Baskets  were redeemed.

	Total Baskets	Total Shares
Period	Redeemed	Redeemed	Silver	Platinum	Palladium
April 2015	-	-	-	-	-
May 2015	-	-	-	-	-
June 2015	-	-	-	-	-
	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: August 6, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.