Form 10-K
period 2015-12-31
ETFS White Metals Basket Trust
filed 2016-02-29
CIK 1489024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding based upon the closing price of a share on June 30, 2015 as reported by the NYSE Arca, Inc. on that date: $20,150,000

As of February 24,  2016, ETFS White Metals Basket Trust has 550,000 ETFS Physical White Metal Basket Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $21,851,984 at December 31, 2014 to $15,663,400 at December 31, 2015, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 650,000 Shares at December 31, 2014 to 600,000 Shares at December 31, 2015.

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

Mining and Producer Sector

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers.

Banking Sector

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2015, at the end of 2014, government held silver bullion stocks total 78 million ounces.

The Investment Sector

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

World Silver Supply and Demand 2005-2014 (million ounces)

The following table sets forth a summary of the world silver supply and demand for the period from 2005 to 2014 and is based on information reported by GFMS Ltd and the Silver Institute.

(millions of ounces)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
Mine Production	640	643	667	683	716	751	755	789	835	878
Net Government Sales	66	79	43	31	16	44	12	7	8	-
Scrap	203	207	204	202	201	228	262	256	193	169
Net Hedging Supply	46	(12)	(24)	(9)	(17)	50	12	(47)	(35)	16
Total Supply	955	917	890	907	916	1,073	1,041	1,005	1,001	1,063

Demand
Jewelry	188	175	183	178	178	191	189	186	212	215
Coins & Bars	52	49	51	187	88	143	211	138	244	196
Silverware	68	62	60	58	53	52	47	44	59	61
Industrial Fabrication	639	647	659	654	542	645	628	595	598	595
Electrical & Electronics	230	242	263	272	227	301	291	267	266	264
Brazing Alloys & Solders	53	55	58	62	54	61	63	61	63	66
Photography	160	142	117	98	76	67	59	52	48	46
Photovoltaic	7	9	13	25	30	51	69	61	56	60
Other Industrial	189	199	209	198	155	166	147	155	165	159
ETF Inventory Build	-	127	55	101	157	130	(24)	55	2	1
Exchange Inventory Build	16	(9)	22	(7)	(15)	(7)	12	62	9	(9)
Total Demand	963	1,051	1,030	1,171	1,003	1,154	1,063	1,080	1,124	1,059
Source: GFMS Ltd, The Silver Institute

The following are some of the main characteristics of the silver market illustrated by the table:

Like gold, silver has also been used as a currency in the past. However, the main differences between gold and silver is that 59% of gold is used for jewelry and 54% of silver fabrication demand is industrial uses.

New mine production accounts for approximately 83% of total silver supply. Recycled silver accounts for around 16% of total supply. Recycled silver totalled 169 million ounces in 2014, marking the second time recycling has fallen below 200 million ounces in 10 years. The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 76% of total demand in 2014. Photography has been taking a lower share of overall silver demand falling from 17% in 2005 to 4%  in 2013, while all other industrial applications have remained in the range of 35%  to 50% over the past 10 years. Jewelry and silverware have remained relatively constant at 220 to 270 million ounces per annum. Investment in coins and bars have grown four-fold in the past 10 years rising from 52 million ounces in 2005 to 246 million ounces in 2013. Coin and bar investment decreased by 20% in 2014.

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

The following chart illustrates the movements in the price of an ounce of silver in dollars from January 2006 to January 2016 and is based on information provided by Bloomberg:

Spot SilverPrice
US$/oz
60
50
40
30
20
10
0
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the US dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44/oz, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the US dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011. In 2015 silver prices fell 11.6% driven by its correlation to gold.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 80%   of total platinum and palladium mine supply in 2014.

Platinum

World Platinum Supply and Demand 2005-2014

The following table sets forth a summary of the world platinum supply and demand for the period from 2005 to 2014 and is based on information reported from Johnson Matthey, Platinum 2015 Report.

(thousands of ounces)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
South Africa	5,115	5,295	5,070	4,515	4,635	4,635	4,860	4,110	4,205	3,547
Russia	890	920	915	805	785	825	835	801	725	709
North America	365	345	325	325	260	200	350	306	318	339
Zimbabwe	155	165	170	180	230	280	340	337	410	401
Others	115	105	120	115	115	110	100	126	143	130
Total Supply	6,640	6,830	6,600	5,940	6,025	6,050	6,485	5,680	5,801	5,126

Demand
Autocatalyst	3,795	3,905	4,145	3,655	2,185	3,075	3,185	3,158	3,114	3,270
Chemical	325	395	420	400	290	440	470	452	546	549
Electrical	360	360	255	230	190	230	230	176	218	225
Glass	360	405	470	315	10	385	515	153	97	191
Investment	15	(40)	170	555	660	655	460	450	871	273
Jewelry	2,465	2,195	2,110	2,060	2,810	2,420	2,475	2,783	3,028	2,894
Medical & Biomedical	250	250	230	245	250	230	230	223	214	211
Petroleum	170	180	205	240	210	170	210	112	159	165
Other	225	240	265	290	190	300	320	395	418	423
Total Gross Demand	7,965	7,890	8,270	7,990	6,795	7,905	8,095	7,902	8,665	8,201

Recycling
Autocatalyst	(770)	(860)	(935)	(1,130)	(830)	(1,085)	(1,240)	(1,120)	(1,205)	(1,282)
Electrical	-	-	-	(5)	(10)	(10)	(10)	(22)	(24)	(27)
Jewelry	(500)	(555)	(655)	(695)	(565)	(735)	(810)	(895)	(790)	(762)
Total Recycling	(1,270)	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,037)	(2,019)	(2,071)

Total Net Demand	6,695	6,475	6,680	6,160	5,390	6,075	6,035	5,865	6,646	6,130

Movements in Stocks	(55)	355	(80)	(220)	635	(25)	450	(185)	(845)	(1,004)

Source: Johnson Matthey PGM Market Report 2015

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 70% of total mine supply over the past five years. Russia is the second largest supplier of platinum. Its share of world production has remained steady at around 14% of total mine supply over the past ten years. Recovery of platinum from autocatalysts is the other main source of supply and provided around 18% of total supply in 2013. This source of supply increases along with autocatalyst production.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 35% total demand in 2014. Autocatalyst demand for platinum accounted for around 40% of total demand at the end of 2014, at around its 5-year average. Investment demand accounted for 3% of the total in 2014, down from 10% in 2013.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in US dollars from January 2006 to January 2016 and is based on information provided by Bloomberg:

Spot Platinum Price
US$/oz
2500
2000
1500
1000
500
0
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $814 per ounce at the end of October 2008) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum and palladium continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 in June to a low of $1,369 in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recouping from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close 4 mine shafts and it is looking to sell another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. This pessimism was exacerbated by the fraud at Volkswagen that affected mainly diesel cars. Platinum prices fell 36% between January 2015 to January 2016, i.e. to the lowest levels since the financial crisis in 2008.

Palladium

World Palladium Supply and Demand 2005-2014

The following table sets forth a summary of the world palladium supply and demand for the period from 2005 to 2014 and is based on information reported from Johnson Matthey, Palladium 2015 Report.

(thousands of ounces)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
South Africa	2,605	2,775	2,765	2,430	2,370	2,640	2,560	2,359	2,464	2,127
Russia
Primary	3,135	3,220	3,050	2,700	2,675	2,720	2,705	2,627	2,510	2,614
Stock Sales	1,485	700	1,490	960	960	1,000	775	260	100	-
North America	910	985	990	910	755	590	900	811	829	912
Zimbabwe	125	135	135	140	180	220	265	266	323	328
Others	145	135	150	170	160	185	155	162	148	123
Total Supply	8,405	7,950	8,580	7,310	7,100	7,355	7,360	6,485	6,374	6,104

Demand
Autocatalyst	3,865	4,015	4,545	4,465	4,050	5,580	6,155	6,673	7,026	7,433
Chemical	415	440	375	350	325	370	440	524	496	406
Dental	815	620	630	625	635	595	540	510	457	468
Electrical	1,275	1,495	1,550	1,370	1,370	1,410	1,375	1,190	1,070	1,049
Investment	220	50	260	420	625	1,095	(565)	467	(8)	931
Jewelry	1,490	1,140	950	985	775	595	505	442	355	274
Other	265	85	85	75	70	90	110	104	104	110
Total Gross Demand	8,345	7,845	8,395	8,290	7,850	9,735	8,560	9,910	9,500	10,671

Recycling
Autocatalyst	(625)	(805)	(1,015)	(1,140)	(965)	(1,310)	(1,695)	(1,675)	(1,910)	(2,189)
Electrical	(305)	(290)	(315)	(345)	(395)	(440)	(480)	(443)	(463)	(474)
Jewelry	(60)	(135)	(235)	(130)	(70)	(100)	(210)	(194)	(157)	(89)
Total Recycling	(990)	(1,230)	(1,565)	(1,615)	(1,430)	(1,850)	(2,385)	(2,312)	(2,530)	(2,752)

Total Net Demand	7,355	6,615	6,830	6,675	6,420	7,885	6,175	7,598	6,970	7,919

Movements in stocks	1,050	1,335	1,750	635	680	(530)	1,185	(1,113)	(596)	(1,815)

Source: Johnson Matthey PGM Market Report 2015

The following are some of the main characteristics of the palladium market illustrated by the table:

Russia is the main source of mine supply for palladium, providing 43% of total mine supply in 2014. South Africa is the second largest source of supply, accounting for 35% of total mine supply at the end of 2014. North America contributes approximately 15% to mine supply. Recovery of palladium has increased nearly five-fold over the past ten years to account for 23% of overall supply at the end of 2014.

Autocatalysts are the largest component of palladium demand, representing close to 70% of total demand in 2014. Investment demand contributed to nine% of overall demand in 2014 from 0.0% in 2013. Jewelry demand for palladium contributed 3% of total demand in 2014, down from 18% in 2005. Other industrial demand (electronics, dentistry and chemical) has fallen from 33% of total demand in 2005 to 19% of total demand in 2014.

Historical Chart of the Price of Palladium

The price of palladium is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of palladium in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of palladium in US dollars from January 2006 to January 2016 and is based on information provided by Bloomberg:

Spot Palladium Price

1200
1000
800
600
400
200
0
US$/oz
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

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

Palladium rose to a 13 year high of $907/oz in September 2014, a 27% increase from the start of the year. The rally was driven by supply side concerns following the longest strike in South African mining history and escalating tensions between Russia and Ukraine. The strong rally in 2014 was completely unwound in 2015, when South African mine supply resumed back to pre-strike levels and pessimism about industrial demand in China overwhelmed the true tightness in the market. Although the palladium market is likely to post the fourth consecutive year of a supply deficit in a row in 2015, the price of palladium has fallen 37% between January 2015 and January 2016.

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

For silver, market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The fourteen market-making members of the LBMA are: Barclays Bank plc, BNP Paribas SA, Citibank, Credit Suisse, HSBC Bank USA, N.A. (through its London branch), Goldman Sachs International, JPMorgan Chase Bank, The Bank of Nova Scotia-ScotiaMocatta, Société Générale, Merrill Lynch International Bank Limited, Morgan Stanley & Co International plc, Standard Chartered Bank,  Toronto-Dominion Bank and UBS AG.

For platinum and palladium, twelve market-making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM are currently participating in the London Metal Exchange PM Fix (“LME PM Fix”).

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

Since August 15, 2014, CME Group, Inc. (“CME Group”) conducts an “equilibrium auction” once daily during London trading hours among LBMA-authorized participating silver bullion banks or market makers (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “London Silver Price” (RIC Code: “LDNXAG”). Many long-term contracts are priced on the basis of the London Silver Price, and market participants usually refer to this price when looking for a basis for valuations. The London Silver Price, determined according to the methodologies of CME Group and disseminated by Thompson Reuters, is the silver valuation replacement selected by the LBMA for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014.   The London Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

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

The London Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the equilibrium auction. The CME Group’s London Silver Price electronic auction methodology is similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the London Silver Price has several advantages over the previous London silver fix. The London Silver Price auction process is fully transparent in real time to the silver participants and, at the close of each equilibrium auction, to the general public. The London Silver Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the London Silver Price’s audit trail and active, real time surveillance of the auction process by the CME Group system administrator combined with silver participants’ agreement to abide by CME Group silver market rules and Thompson Reuters code of conduct add deterrents against manipulative and abusive conduct in establishing each day’s London Silver Price.

Since from August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the London Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the London Silver Price will fairly represent the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in the Trust Agreement) as of any day will be the London Silver Price for such day.

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

Since December 1, 2014, the LME began administering the operation of electronic platinum bullion price fixing systems (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix  processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO)  Principles for Financial Benchmarks.

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

The LME PM Fix results from LMEbullion.  Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Twelve LPPM members are currently participating in establishing the LME PM Fix (Barclays Bank PLC, BASF Metals Limited, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank PLC, JP Morgan Chase Bank, Standard Chartered Bank, The Bank of Nova Scotia, ScotiaMocatta, The Toronto-Dominion Bank and UBS AG). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

Since December 1, 2014, the Sponsor determined that that the London platinum fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day will be the LME PM Fix for such day.

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

Since December 1, 2014, the LME has been administering LMEbullion that replicates electronically the manual London palladium fix processes previously employed by the LPPFCL as well as providing electronic market clearing processes for palladium bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London palladium fix processes, establishes and publishes fixed prices for troy ounces of palladium twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London palladium fix standards and methods, the LME also supervises the palladium electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of palladium market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

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

The LME PM Fix results from LMEbullion.    Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Twelve LPPM members are currently participating in establishing the LME PM Fix (Barclays Bank PLC, BASF Metals Limited, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank PLC, JP Morgan Chase Bank, Standard Chartered Bank, The Bank of Nova Scotia, ScotiaMocatta, The Toronto-Dominion Bank and UBS AG). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

The Sponsor’s Fee for the year ended December 31, 2015 was $117,243  (December 31, 2014: $156,284; period ended December 31, 2013: $198,907).

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the Bullion and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian and Zurich Sub-Custodian was conducted on December 31, 2015.

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

The Custodian is the custodian of the physical Bullion credited to the Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical Bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires each Zurich Sub-Custodian to also segregate the physical platinum and palladium of the Trust that it holds from the other platinum and palladium held by it for other customers of the Custodian and such Zurich Sub-Custodian’s other customers. The Custodian requires each Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical platinum and palladium credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian.  See “Inspection of Bullion”.

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

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) generally is considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders also are treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of Bullion to the Trust in exchange for the Shares is not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the Bullion delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical Bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical Bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28% The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, high-income individuals and certain trusts and estates, are subject to a 3.8% Medicare contribution tax that is imposed on net investment income and gain.  Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of Bullion by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not US persons in order to avoid the backup withholding tax.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

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

Taxation in Jurisdictions other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction, of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

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

Global supply and demand for silver is influenced by general changes in economic conditions, such as a recession or other economic downturn, because of the wide use of silver in a range of industrial applications. Recycling, jewelry demand and investment demand are also important drivers of silver supply and demand. Global platinum supply is influenced by such factors as production and cost levels in major platinum-producing countries, such as South Africa, which accounted for 69% of the world’s platinum mine supply in 2014. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand.  Global palladium supply is influenced by such factors as production and cost levels in major palladium-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of palladium supply and demand. Sales of existing stockpiles of palladium have been a key source of supply in the past eight years and could potentially soon be exhausted, placing a higher burden on new mine supply.

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

The Trust Agreement places no limit on the amount of platinum and palladium the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum and palladium. The global market for platinum and palladium is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2005 and 2014 world platinum mine supply averaged 6.1 million ounces and world palladium supply averaged 7.3 million ounces. In 2014, mine supply measured 5.1 million ounces of platinum and 6.1 million ounces of palladium. If the amount of platinum and palladium acquired by the Trust is large enough in relation to global platinum and palladium supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum and palladium unrelated to other factors affecting the global markets for platinum and palladium. Such an impact could affect the prices for platinum and palladium that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

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

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 40% of the global demand in platinum and 70% of the global demand in palladium in 2014.  Reduced automotive industry sales may result in a decline in autocatalyst demand.  A continued contraction in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith or wilful misconduct on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 3, 2010, the Trust’s Shares commenced trading on the NYSE Arca under the symbol WITE, and the Trust commenced operations, began accruing expenses and began the calculation of NAV. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2015 and 2014:

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$36.53	$31.79
June 30, 2015	$34.86	$30.94
September 30, 2015	$31.25	$27.40
December 31, 2015	$30.92	$25.74

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$41.75	$37.87
June 30, 2014	$41.80	$38.83
September 30, 2014	$42.56	$35.32
December 31, 2014	$35.82	$32.61

The number of outstanding Shares of the Trust as of February 24, 2016 was 550,000.

Monthly Share Price

The following table sets forth, for each if the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2015	$29.96	$27.40
September 2015	$29.07	$27.87
October 2015	$30.92	$28.11
November 2015	$29.49	$25.97
December 2015	$27.06	$25.74
January 2016	$26.45	$25.18

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for Bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this annual report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2015 and 2014:

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Silver	Platinum	Palladium
January 2015	-	-	-	-
February 2015	-	-	-	-
March 2015	-	-	-	-
April 2015	-	-	-	-
May 2015	-	-	-	-
June 2015	-	-	-	-
July 2015	50,000	0.972	0.010	0.008
August 2015	-	-	-	-
September 2015	-	-	-	-
October 2015	-	-	-	-
November 2015	-	-	-	-
December 2015	-	-	-	-
Total	50,000

	Total number of	Average ounces of Bullion per Share
Month	Shares redeemed	Silver	Platinum	Palladium
January 2014	-	-	-	-
February 2014	-	-	-	-
March 2014	-	-	-	-
April 2014	-	-	-	-
May 2014	-	-	-	-
June 2014	50,000	0.979	0.010	0.008
July 2014	-	-	-	-
August 2014	-	-	-	-
September 2014	-	-	-	-
October 2014	-	-	-	-
November 2014	-	-	-	-
December 2014	-	-	-	-
Total	50,000

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$15,671	$21,863	$26,266	$34,887	$39,777
Total (loss) / gain on Bullion	$(4,640)	$(2,567)	$(6,924)	$581	$(4,904)
Change in net assets from operations	$(4,757)	$(2,723)	$(7,123)	$342	$(5,259)
Weighted average number of Shares	628,767	674,110	748,493	776,503	1,003,425
Net (decrease) / increase in net assets per Share	$(7.57)	$(4.04)	$(9.52)	$0.44	$(5.24)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

NAV per Share vs. Proportionate Price from November 29, 2010 (the Date of Inception) to December 31, 2015

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

Valuation of Bullion

The Trust’s Bullion is recorded, per individual metal type, at fair value. The cost of Bullion is determined according to the average cost method and the fair value is based on the relevant  “London Metal Price” for each metal held by the Trust. For silver this is the London Silver Price as established by the six LBMA authorized bullion banks. For platinum and palladium this is the LME PM Fix for platinum or palladium (as applicable) of the price of an ounce of such metal performed in London, England by fixing members of the LPPM. Realized gains and losses on transfers of Bullion, or Bullion distributed for the redemption of Shares, are calculated as the difference between the fair value and cost of Bullion transferred.

Once the value of Bullion has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Bullion and all other assets held by the Trust.

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Investment in Bullion - cost	22,244	24,243	26,266
Unrealized (loss) / gain on investment in Bullion	(6,573)	(2,380)	387
Investment in Bullion - fair value	15,671	$21,863	$26,653

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the Bullion and the records maintained by them.  The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian and Zurich Sub-Custodian was conducted on December 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion (only in the specified proportion of silver, platinum and palladium held by the Trust) as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Bullion to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Bullion to the Sponsor. At December 31, 2015 and 2014, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Total loss on Bullion	$(4,640)	$(2,567)	$(6,924)
Net change in net assets from operations	$(4,757)	$(2,723)	$(7,123)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2015

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

The Trust’s NAV decreased  from $21,851,984 at December 31, 2014 to $15,663,400 at December 31, 2015, a 28.32% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the prices per ounce of silver, platinum and palladium in the proportions held by the Trust (the “Proportionate Price”), which fell 21.88% in the year and a decrease in outstanding Shares, which fell from 650,000 Shares at December 31, 2014 to 600,000 Shares at December 31, 2015, a result of 50,000 Shares  (1 Basket) being redeemed during the year.  No Shares were created during the year.

The NAV per Share decreased 22.34% from $33.62 at December 31, 2014 to $26.11 at December 31, 2015. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $117,243 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $36.38 at January 21, 2015 was the highest during the year, compared with a low of $25.81 at December 3, 2015.

The decrease in net assets from operations for the year ended December 31, 2015 was $4,757,081, resulting from a realized loss of $21,491 on the transfer of Bullion to pay expenses and a realized loss of $425,758 on Bullion distributed for the redemption of Shares, a change in unrealized loss on investment in Bullion of $4,192,589 and Sponsor’s Fees of $117,243. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2015.

The year ended December 31, 2014

The Trust’s NAV decreased from $26,639,308 at December 31, 2013 to $21,851,984 at December 31, 2014, a 17.97% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the Proportionate Price, which fell 11.13% in the year and a decrease in outstanding Shares, which fell from 700,000 Shares at December 31, 2013 to 650,000 Shares at December 31, 2014, a result of 50,000 Shares (1 Basket) being redeemed during the year.  No Shares were created during the year.

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

The NAV per Share decreased 24.00% from $50.14 at December 31, 2012 to $38.06 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the Proportionate Price on a percentage basis due to Sponsor’s Fee, which was $198,907 for the year, or 0.60% of the Trust’s assets on an annualized basis.

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

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$33	$32	$27	$25	$117
Total expenses	33	32	27	25	117

Net investment loss	(33)	(32)	(27)	(25)	(117)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on Bullion transferred to pay expenses	(3)	(4)	(7)	(7)	(21)
Realized loss on Bullion distributed for the redemption of Shares	-	-	(426)	-	(426)
Change in unrealized loss on investment in Bullion	(460)	(1,151)	(1,365)	(1,217)	(4,193)
Total loss on Bullion	(463)	(1,155)	(1,798)	(1,224)	(4,640)

Change in net assets from operations	$(496)	$(1,187)	$(1,825)	$(1,249)	$(4,757)

Net decrease in net assets per Share	$(0.76)	$(1.83)	$(2.96)	$(2.08)	$(7.57)

Weighted average number of Shares	650,000	650,000	615,761	600,000	628,767

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$41	$43	$38	$34	$156
Total expenses	41	43	38	34	156

Net investment loss	(41)	(43)	(38)	(34)	(156)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on Bullion transferred to pay expenses	2	3	3	(2)	6
Realized gain on Bullion distributed for the redemption of Shares	-	-	194	-	194
Change in unrealized gain / (loss) on investment in Bullion	1,102	1,402	(4,097)	(1,174)	(2,767)
Total gain / (loss) on Bullion	1,104	1,405	(3,900)	(1,176)	(2,567)

Change in net assets from operations	$1,063	$1,362	$(3,938)	$(1,210)	$(2,723)

Net increase / (decrease) in net assets per Share	$1.52	$1.95	$(6.06)	$(1.86)	$(4.04)

Weighted average number of Shares	700,000	697,253	650,000	650,000	674,110

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-19 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs. There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2015.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

Item 9B. Other Information

As a result of Christopher Foulds’ temporary incapacity as the Sponsor’s Chief Financial Officer and Treasurer, due to illness, Joseph Roxburgh served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer from November 4, 2014 to February 26, 2015.  On February 26, 2015 Mr. Foulds resumed his duties as the Sponsor’s Chief Financial Officer and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Dr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $16 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Dr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Dr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Dr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey. Mr. Foulds is a Chartered Accountant (FCA), having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2015, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
JPMorgan Chase & Co. 270 Park Avenue New York, NY 10017	100,000	18.18%

Shares indicated as owned were reported on Schedule 13F returns filed by the Company   listed above. The Trust is unable to determine whether this Company is the ultimate beneficial owner of such shares, and if they are not the ultimate beneficial owner, who such beneficial owners are.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2015	December 31, 2014

Audit fees - KPMG	$51,167	$-
Audit fees - Deloitte	-	59,663
Audit related fees - KPMG	-	-
Audit related fees - Deloitte	72,000	42,500
	$123,167	$102,163

Audit Fees are fees paid to KPMG and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

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

ETFS WHITE METALS BASKET TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015

ETFS WHITE METALS BASKET TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS White Metals Basket Trust

We have audited the accompanying statement of assets and liabilities of ETFS White Metals Basket Trust (the Trust), including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of assets and liabilities, including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the years in the two-year period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013, were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on those financial statements and financial highlights.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS White Metals Basket Trust as of December 31, 2015, the results of its operations, the changes in its net assets and the financial highlights for the year then ended, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 2.9 to the financial statements, the Trust’s Sponsor has announced the decision to terminate the Trust effective March 2, 2016.

/s/ KPMG LLP

New York, New York
February 29, 2016

ETFS WHITE METALS BASKET TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS White Metals Basket Trust

New York, New York

We have audited the accompanying statement of assets and liabilities of ETFS White Metals Basket Trust (the "Trust"), including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the two years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statement of changes in shareholders’ deficit and the statement of cash flows for the year ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS White Metals Basket Trust as of December 31, 2014, the results of its operations for the each of the two years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS WHITE METALS BASKET TRUST

Statements of  Assets and Liabilities
At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in Bullion
Silver (cost: December 31, 2015: $11,353; December 31, 2014: $12,374)	$8,046	$10,134
Platinum (cost: December 31, 2015: $7,907; December 31, 2014: $8,617)	5,077	7,678
Palladium (cost: December 31, 2015: $2,984; December 31, 2014: $3,252)	2,548	4,051
Total investment in Bullion	15,671	21,863

Total assets	15,671	21,863

LIABILITIES
Fees payable to Sponsor	8	11
Total Liabilities	8	11

NET ASSETS (1)	$15,663	$21,852

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2015 were 600,000 and at December 31, 2014 were 650,000.   Net asset value per Share at December 31, 2015 was $26.11 and at December 31, 2014 was $33.62.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Schedules of Investments
At December 31, 2015 and 2014

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Silver	582,233.8	$11,353	$8,046	51.37%
Platinum	5,822.4	7,907	5,077	32.41%
Palladium	4,657.9	2,984	2,548	16.27%
Total investment in Bullion		$22,244	$15,671	100.05%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in Bullion (in 000's of US$, except for oz and percentage data)
Silver	634,560.7	$12,374	$10,134	46.38%
Platinum	6,345.7	8,617	7,678	35.14%
Palladium	5,076.5	3,252	4,051	18.54%
Total investment in Bullion		$24,243	$21,863	100.05%

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Operations
For the years ended December 31, 2015, 2014 and 2013

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)	December 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$117	$156	$199
Total expenses	117	156	199

Net investment loss	(117)	(156)	(199)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on Bullion transferred to pay expenses	(21)	6	(7)
Realized (loss) / gain on Bullion distributed for the redemption of Shares	(426)	194	(495)
Change in unrealized loss on investment in Bullion	(4,193)	(2,767)	-
Realized loss on investment in Bullion	-	-	(6,422)
Total loss on Bullion	(4,640)	(2,567)	(6,924)

Change in net assets from operations	$(4,757)	$(2,723)	$(7,123)

Net decrease in net assets per Share	$(7.57)	$(4.04)	$(9.52)

Weighted average number of Shares	628,767	674,110	748,493

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946.  Refer to Note 2.1 for additional information.

(2)Represents audited amounts prior to the adoption of provisions for an investment company for accounting purposes.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statement of Cash Flows
For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of Bullion	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of Bullion received for creation of Shares	$5,041

Value of Bullion distributed for redemption of Shares - at cost	$7,028

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(7,123)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease in investment in Bullion	8,621
Decrease in fees payable to Sponsor	(5)
Increase / (decrease) in redeemable Shares:
Creations	5,041
Redemptions	(6,534)
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of Bullion transferred to pay expenses	$205

(1)

In accordance with Topic 946, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the years ended December 31, 2015 and 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS WHITE METALS BASKET TRUST

Statements of Changes in Net Assets

For the years ended December 31, 2015 and 2014

	Year ended December 31, 2015 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	650,000	$21,852
Net investment loss		(117)
Realized loss on investment in Bullion		(447)
Change in unrealized loss on investment in Bullion		(4,193)
Creations	-	-
Redemptions	(50,000)	(1,432)
Closing balance at December 31, 2015	600,000	$15,663

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	700,000	$26,252
Effect of adoption of new accounting principle (see Note 2.1)		387
Net investment loss		(156)
Realized gain on investment in Bullion		200
Change in unrealized loss on investment in Bullion		(2,767)
Redemptions	(50,000)	(2,064)
Closing balance at December 31, 2014	650,000	$21,852

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS WHITE METALS BASKET TRUST

Statement of Changes in Shareholders’ Deficit

For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
Shareholder's deficit - opening balance	$(2,737)
Net loss from operations	(7,123)
Adjustment of redeemable Shares to redemption value	9,473
Shareholders' deficit - closing balance	$(387)

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS WHITE METALS BASKET TRUST

Financial Highlights

For the years ended December 31, 2015 and 2014

	Year	Year
	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$33.62	$38.06
Income from investment operations:
Net investment loss	(0.19)	(0.23)
Total realized and unrealized gains or losses on investment in Bullion	(7.32)	(4.21)
Change in net assets from operations	(7.51)	(4.44)

Net asset value per Share at end of year	$26.11	$33.62

Weighted average number of Shares	628,767	674,110

Expense ratio	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%

Total return, net asset value	(22.34)%	(11.67)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in Bullion at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in Bullion at the lower of cost or fair value in accordance with ASC 330, Inventory.

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

1.

Presentation of the Statement of Operations for the year ended December 31, 2013 has been conformed to the current year accounting standards.  A Statement of Changes in Net Assets is required and has been presented for the years ended December 31, 2015 and 2014.

2.	A Schedule of Investments is required and is presented as of December 31, 2015 and 2014.
3.	Financial Highlights are required and is presented for the years ended December 31, 2015 and 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the years ended December 31, 2015 and 2014.  Since the adoption of the new accounting principle is prospective, the statement of cash flows for the year ended December 31, 2013 is still presented.

5.	Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2015 and 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Bullion
Silver	$13,406	$13,406	$-
Platinum	$9,336	$9,336	$-
Palladium	$3,524	$3,911	$387
	$26,266	$26,653	$387

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2015	December 31, 2014
Level 2
Investment in Bullion	$15,671	$21,863

There were no re-allocations or transfers between levels during the years ended December 31, 2015 and 2014.

2.3. Bullion Receivable and Payable

Bullion receivable or payable represents the quantity of Bullion covered by contractually binding orders for the creation or redemption of Shares respectively, where the Bullion has not yet been transferred to or from the Trust’s account. Generally, ownership of the Bullion is transferred within three days of the trade date. There was no Bullion receivable or payable at December 31, 2015 and 2014.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and as Net Assets as of December 31, 2015 and 2014.

For the year ended December 31, 2013, the Trust recorded the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in the Shares for the years ended December 31, 2015 and 2014 are presented in the Statement of Changes in Net Assets. Changes in the Shares for the year ended December 31, 2013 are set out below:

Year
Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013
Number of Redeemable Shares
Opening balance	750,000
Creations	100,000
Redemptions	(150,000)
Closing balance	700,000

Redeemable Shares
Opening balance	$37,605
Creations	5,041
Redemptions	(6,534)
Adjustment to redemption value	(9,473)
Closing balance	$26,639

Redemption value per Share at period end	$38.06

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

2.6. Investment in Bullion

The following represents the changes in ounces of Bullion and the respective values for the years ended December 31, 2015 and 2014 is set out below:

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2015
Ounces of Bullion	Silver	Platinum	Palladium	Total
Opening balance	634,560.7	6,345.7	5,076.5	645,982.9
Redemptions	(48,618.0)	(486.2)	(388.9)	(49,493.1)
Transfers of Bullion to pay expenses	(3,708.9)	(37.1)	(29.7)	(3,775.7)
Closing balance	582,233.8	5,822.4	4,657.9	592,714.1

Investment in Bullion
Opening balance	$10,134	$7,678	$4,051	$21,863
Redemptions	(712)	(478)	(242)	(1,432)
Realized gain on Bullion distributed for the redemption of Shares	(236)	(182)	(8)	(426)
Transfers of Bullion to pay expenses	(60)	(40)	(20)	(120)
Realized (loss) / gain on Bullion transferred to pay expenses	(13)	(10)	2	(21)
Change in unrealized loss on investment in Bullion	(1,067)	(1,891)	(1,235)	(4,193)
Closing balance	$8,046	$5,077	$2,548	$15,671

(Amounts in 000's of US$, except for ounces data)	Year Ended December 31, 2014
Ounces of Bullion	Silver	Platinum	Palladium	Total
Opening balance	687,498.1	6,875.1	5,500.0	699,873.2
Redemptions	(48,938.9)	(489.4)	(391.5)	(49,819.8)
Transfers of Bullion to pay expenses	(3,998.5)	(40.0)	(32.0)	(4,070.5)
Closing balance	634,560.7	6,345.7	5,076.5	645,982.9

Investment in Bullion
Opening balance	$13,406	$9,336	$3,911	$26,653
Redemptions	(1,019)	(718)	(327)	(2,064)
Realized gain on Bullion distributed for the redemption of Shares	65	53	76	194
Transfers of Bullion to pay expenses	(77)	(56)	(26)	(159)
Realized (loss) /gain on Bullion transferred to pay expenses	(1)	2	5	6
Change in unrealized (loss) / gain on investment in Bullion	(2,240)	(939)	412	(2,767)
Closing balance	$10,134	$7,678	$4,051	$21,863

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

For the year ended December 31, 2015 the Sponsor’s Fee was $117,243  (December 31, 2014: $156,284;  December 31, 2013: $198,907).

As of December 31, 2015, $8,008 was payable to the Sponsor (December 31, 2014: $11,172).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Bullion as necessary to pay these expenses. When selling Bullion to pay expenses, the Trustee will endeavor to sell the smallest amounts of Bullion needed to pay these expenses in order to minimize the Trust’s holdings of assets other than Bullion.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2015, 2014 and 2013.

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

Realized gains and losses result from the transfer of Bullion for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of Bullion transferred.

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.8. Change of Independent Registered Public Accounting Firm

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs.  The predecessor independent registered public accounting firm’s reports on the Trust’s financial statements for each of the years ending December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the fiscal periods and through December 15, 2015, there were no disagreements between the Trust and the predecessor independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which such disagreements, if not resolved to the satisfaction of the predecessor independent registered public accounting firm, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such periods.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On January 29, 2016, the Sponsor issued a press release announcing that it will terminate the Trust effective as of March 2, 2016 (the “Termination Date”).  The last day of trading for the Shares on NYSE Arca will be the Termination Date, and the last day on which baskets of Shares may be created will be February 26, 2016.  NYSE Arca will suspend trading in the Shares before the open of trading on March 3, 2016 .  Pursuant to the terms of the Trust Agreement, on any business day beginning on February 29, 2016, and continuing until 4:00 p.m. Eastern Time on May 31, 2016, shareholders may tender their Shares for redemption electronically through the facilities of the Depository Trust Company (“DTC”) to the Trustee, and receive the amount of unallocated Bullion represented by the tendered Shares.  Shareholders that are not direct participants in DTC may only tender their Shares indirectly through entities that are direct participants in DTC.

Commencing June 1, 2016, any remaining Bullion held for the Trust will be sold for United States Dollars pursuant to the terms of the Trust Agreement.  The Trustee will make a final distribution, in the amount received in such sale in United States Dollars as reduced by any accrued fees, charges and taxes payable from the Trust, to DTC with respect to any remaining outstanding Shares on or around June 8, 2016.  In accordance with DTC rules, the cash will be distributed by DTC participants to the remaining shareholders based on the number of Shares held, and such shareholders’ Shares will be cancelled, without any tender of Shares by such shareholders.

All transaction costs incurred by the Trust in terminating the Trust will be paid by the Sponsor.  However, tendering shareholders will nonetheless be subject to any fees, charges and taxes, including the $500 transaction fee, as described above, and ordinary Trust expenses will continue to accrue until the final distribution of cash.

On or about March 21, 2016 the Sponsor intends to file with the SEC, on behalf of the Trust, a Form 15 to voluntarily deregister the Shares and suspend reporting obligations under the Securities Exchange Act of 1934, as amended. The Trust’s duty to file periodic reports with the SEC will be suspended immediately upon the filing of the Form 15. The Sponsor expects that deregistration of the Shares will become effective 90 days after that filing.

During this period, no other material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

ETFS WHITE METALS BASKET TRUST

Notes to the Financial Statements

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

ETF SECURITIES USA LLC
Sponsor of the ETFS White Metals Basket Trust
(Registrant)

Date: February 29, 2016	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2016	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.